Form 10QSB
period 2008-02-29
Innocent, Inc.
filed 2008-05-12
CIK 1421865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended February 29, 2008.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the transition period             to            .
                                     -------------  ------------

                        Commission File Number 333-150061

                                 INNOCENT, INC.
        (Exact name of small business issuer as specified in its charter)

               Nevada                                 Pending
   -------------------------------      -----------------------------------
   (State or other jurisdiction of      (IRS Employer Identification Number)
    incorporation or organization)

                         755 Baywood Drive, Second Floor
                               Petaluma, CA 94954
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (707) 658-4650
                   ------------------------------------------
                           (Issuer's telephone number)

                                      None
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes [X]   No [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                            Yes [X]   No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                            Yes [ ]   No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 Shares of $0.001 par value Common Stock outstanding as of May 9, 2008.

Transitional Small Business Disclosure Format (Check one):    Yes [X]   No [ ]

                                 INNOCENT, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                February 29, 2008

                                   (Unaudited)











BALANCE SHEET

STATEMENT OF OPERATIONS

STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

                                 INNOCENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                               February 29,        August 31,
                                                                                   2008               2007
                                                                                   ----               ----
                                                                               (Unaudited)         (Audited)
                                     ASSETS
                                     ------
Current assets
   Cash                                                                      $      20,868       $           -
   Accounts receivable                                                               1,623                   -
                                                                              ------------        ------------
     Total current assets                                                           22,491                   -
                                                                              ------------        ------------
    Security deposit                                                                   333                   -
                                                                              ------------        ------------
Total assets                                                                 $      22,824       $           -
                                                                              ============        ============

                        LIABILITIES & STOCKHOLDERS'EQUITY
                        ---------------------------------

Current liabilities
   Accounts payable and accrued liabilities                                  $      14,862       $       3,980
                                                                              ------------        ------------
      Total current liabilities                                                     14,862               3,980
                                                                              ------------        ------------

Stockholders' Equity
Common stock $0.001 par value;
       75,000,000 shares authorized;
       7,000,000 shares and 4,000,000 issued and outstanding                         7,000               4,000
Additional paid-in capital                                                          27,000                   -
Subscription Receivable                                                                  -        (      4,000)
Deficit accumulated during the development stage                                (   26,038)       (      3,980)
                                                                              ------------        ------------
Total Stockholders' Equity                                                           7,962        (      3,980)
                                                                              ------------        ------------
Total Liabilities and Stockholders' Equity                                   $      22,824       $           -
                                                                              ============        ============


   The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  Three months    Three months   Six months   September 27,2006   September 27,2006
                                                     Ended          Ended          Ended    (Inception) Through (Inception) Through
                                                  February 29,    February 28,  February 29,    February 28,        February 29,
                                                     2008            2007           2008            2007                2008
                                                     ----            ----           ----            ----                ----
Sales                                             $   1,470        $        -   $     2,123      $        -           $    2,123
                                                   --------         ---------     ---------       ---------            ---------
Cost of goods sold                                    1,050                 -         1,655               -                1,655
                                                   --------         ---------     ---------       ---------            ---------
Gross profit                                            420                 -           468               -                  468
                                                   --------         ---------     ---------       ---------            ---------
Operating Expenses:
   Accounting and audit fees                          3,500                 -         5,000               -                8,500
   Consulting                                         1,500                 -         2,400               -                2,400
   General and administrative                         3,571                 -         4,212               -                4,212
   Management                                         1,000                 -         2,000               -                2,000
   Organization costs                                     -                 -             -             480                  480
   Telephone                                              -                 -         2,174               -                2,174
   Travel and promotion                                 892                 -         6,740               -                6,740
                                                   --------         ---------     ---------       ---------            ---------
                                                     10,463                 -        22,526             480               26,506
                                                   --------         ---------     ---------       ---------            ---------
Income (loss) before provision for income tax      ( 10,043)                -    (   22,058)      (     480)           (  26,038)
Provision for income tax
                                                          -                 -             -               -                    -
                                                   --------         ---------     ---------       ---------            ---------
Net income (loss)                                 $( 10,043)       $        -   $(   22,058)     $(     480)          $(  26,038)
                                                   --------         ---------     ---------       ---------            ---------
Net income (loss) per share                       $(   0.01)       $(    0.00)  $(     0.01)     $(    0.00)
                                                   ========         =========    ==========       =========
Weighted average number of common shares
outstanding                                       7,000,000         4,000,000     6,142,857       4,000,000
                                                  =========         =========    ==========       =========

   The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                               Six months          September 27,2006        September 27,2006
                                                                 Ended            (Inception) Through      (Inception) Through
                                                              February 29,            February 28,             February 29,
                                                                  2008                    2007                     2008
                                                                  ----                    ----                     ----
Operating Activities:
   Net income (loss)                                          $(  22,058)             $(      480)              $ ( 26,038)
   Adjustment to reconcile net income to net cash
   provided by (used for) operating activities:
     Accounts receivable                                       (   1,623)                       -                 (  1,623)
     Security deposit                                          (     333)                       -                 (    333)
     Accounts payable and accrued liabilities                     10,882                      480                   14,862
                                                               ---------               ----------                ---------
          Net cash provided by (used for) operating
          activities                                           (  13,132)                       -                 ( 13,132)
                                                               ---------               ----------                ---------
Financing Activities:
   Proceeds from issuance of common stock                         34,000                        -                   34,000
                                                               ---------               ----------                ---------
          Net cash provided by (used for) financing
            activities                                            34,000                        -                   34,000
                                                               ---------               ----------                ---------
Net Increase (Decrease) In Cash                                   20,868                        -                   20,868

Cash At The Beginning Of The Period                                    -                        -                        -
                                                               ---------               ----------                ---------
Cash At The End Of The Period                                 $   20,868              $         -               $   20,868
                                                               =========               ==========                =========
Schedule Of Non-Cash Investing And Financing
--------------------------------------------
Activities - None
----------
Supplemental Disclosure
-----------------------
  Cash paid for:
       Interest                                               $        -              $         -               $        -
                                                               ---------               ----------                ---------
       Income Taxes                                           $        -              $         -               $        -
                                                               =========               ==========                =========

   The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            September 27, 2006 (Inception) Through February 29, 2008
                                   (Unaudited)


                                                                                                              Deficit
                                                                                                            Accumulated
                                                             Common Shares        Additional                During the
                                                         ----------------------    Paid-in    Subscription  Development
                                                         Number       Par Value    Capital     Receivable      Stage       Total
                                                         ------       ---------    -------     ----------       -----      -----
Balances, September 27, 2006,
 Common stock subscription at $0.001                    4,000,000     $   4,000  $       -    $(   4,000)    $       -   $      -
Net gain (loss) for the period ended
August 31, 2007                                                 -             -          -             -      (  3,980)   ( 3,980)
                                                        ---------      --------   --------     ---------      ---------   --------
Balances, August 31, 2007                               4,000,000         4,000          -     (   4,000)     (  3,980)   ( 3,980)
                                                        ---------      --------   --------     ---------      ---------   --------
Issued for cash:
Subscription paid for                                           -             -          -         4,000             -      4,000
Common stock October, 2007 - at $0.010                  3,000,000         3,000     27,000             -                   30,000
Net gain (loss) for the period ended February 29, 2008          -             -          -             -      ( 22,058)   (22,058)
                                                        ---------      --------   --------      --------      ---------   --------
Balances, February 29, 2008                             7,000,000     $   7,000  $  27,000    $        -     $( 26,038)  $  7,962
                                                        =========      ========   ========      ========      =========   =======


   The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 29, 2008
                                   (Unaudited)


Note 1        Nature and Continuance of Operations
              ------------------------------------
              Organization
              ------------
              The Company was incorporated in the State of Nevada, United States of America on September 27, 2006, and its fiscal year end is August 31. The Company is engaged in sales of new food products produced or developed by North American companies to foreign markets.

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital of $7,629, and has accumulated deficit of $26,038 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2007, included in the Company's S-1 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2008
(Unaudited)  - Page 2

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Development Stage Company
              -------------------------
              The Company complies with Financial Accounting Standard Board Statement ("FAS") No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

              Revenue Recognition
              -------------------
              Sales are recognized when revenue is realized or realizable and has been earned. The Company's policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive.

              Impairment of Long-lived Assets
              -------------------------------
              Capital assets are reviewed for impairment in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective January 1, 2002. Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

              Research and Development
              ------------------------
              Research and development expenditures are expensed as incurred.

              Foreign Currency Translation
              ----------------------------
              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No.52,"Foreign Currency Translation",since the functional currency of the Company is U.S. dollars, the foreign currency monetary assets and liabilities are re-measured into U.S. dollars.using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2008
(Unaudited)  - Page 3

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Foreign Currency Translation - (cont'd)
              ----------------------------
              average rates of exchange during the year and stockholders' equity accounts and furniture and equipment are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the income statement.

              Net Loss per Share
              ------------------
              Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

              Stock-based Compensation
              ------------------------
              The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

              Income Taxes
              ------------
              The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Fair Value of Financial Instruments
              -----------------------------------
              The carrying value of the Company's financial instruments consisting of cash, accounts payable and accrued liabilities, agreement payable and due to related party approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Recent Accounting Pronouncements
              --------------------------------
              In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2008
(Unaudited)  - Page 4


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------
              Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

              In  September  2006,  the SEC  issued  Staff  Accounting  Bulletin
              ("SAB")   No.  108,   "Considering   the  Effects  of  Prior  Year
              Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

              In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

              In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2008
(Unaudited)  - Page 5



Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------
              (a.) SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

              (b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent's equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent's ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

Note 3        Stockholders' Equity
              --------------------
              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During the period from September 27, 2006 (inception) to February 29, 2008, the Company issued 4,000,000 shares of common stock at $0.001 per share to its directors for total proceeds of $4,000 and 3,000,000 shares of common stock at $0.010 per share for total proceeds of $30,000.

              To February 29, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4        Related Party Transactions
              --------------------------
              a) The President of the Company provides management services to the Company. During the period ended February 29, 2008 management services of $2,000 (August 31, 2007 - $Nil) were charged to operations.

              b) A director of the Company provides consulting services to the Company. During the period ended February 29, 2008 consulting services of $2,400 (August 31, 2007 - $Nil) were charged to operations.

Forward-Looking Statements
--------------------------
This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation
-------------------------
The two key elements of our short term plan (twelve-month period) are to create our initial portfolio of products we want to sell to the foreign market and do a test market of these products.

We plan to create a portfolio of grocery products by sourcing them through industry trade shows, directly contacting North American manufacturers, searching through food industry publications, ads and referrals. We are planning to start with two-three products in each of the following categories:

  - Natural and organic products (all-natural and heart healthy snack bars made with real ingredients like fruits and nuts,high quality organic chocolates, organic cereals, and energy bars).
  - Gluten free, wheat free, yeast free products (Gluten free cookies, crisps, baking mixes, cereals, spice blends, etc.).
  - Salt free or low sodium dietary products (Low sodium, low fat, low calorie
    sauces,  marinades,  vinaigrettes,   granolas,  trial  mixes,  etc.).
  - Specialty gourmet products that carry uniquely American flavors (dry rubs and seasoning blends, barbeque sauces, marinades, etc.)

We plan to buy samples and small quantities of chosen products from vendors throughout the United States and ship them to our distributor ("Neon City") for testing on the local market. Neon City will utilize their existing contacts to introduce the products to buyers at local grocery chains as well as to food service operators. As of date of this report we did two trial shipments to Russia and have done preliminary testing of several product samples.

Our company will create a list of prospective products based on feedback we will receive from our distributor. We will obtain all the necessary information about prospective products we wish to include in our portfolio from the manufacturers for the purpose of developing a sale support system. We will evaluate the consumer response to the introduced new products. Then we will develop a more detailed plan of operations including types of products and next order volumes.

We expect spending approximately $15,000 on the initial testing of new products in the foreign market.

As well, we anticipate spending an additional $10,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $25,000.

To February 29, 2008, the Company has funded its initial operations through the issuance of 7,000,000 shares of capital stock for proceeds of $34,000.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Results of Operations For Period Ending February 29, 2008
---------------------------------------------------------

Our gross revenue for the six- month period ended February 29, 2008, was $2,123. Our loss for the same period is $22,058 of which $5,000 is for accounting and audit fees; $2,400 for consulting services; $4,212 for general and administrative costs; $2,000 for management fees; $2,174 for telephone expenses; and $6,740 for travel expenses.

As at February 29, 2008, the Company had assets totalling $22,824, and liabilities totalling $14,862 for a working capital of $7,629.

From inception on September 27, 2006 to February 29, 2008, we have sold 4,000,000 shares of common stock at $0.001 per share to our directors for $4,000.

On April 9, 2008, the Company's Registration Statement on the Form S-1 became effective. As of the date of this quarterly report we have sold 3,000,000 shares of common stock at $0.010 per share for total proceeds of $30,000 pursuant to this Registration Statement.

Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met equity financings. Management believes that we have sufficient cash flow to meet our capital requirements for at least the next twelve months. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies
----------------------------
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.


Revenue Recognition
-------------------
Sales are recognized when revenue is realized or realizable and has been earned. The Company's policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive.

Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of May 9, 2008. This evaluation was conducted by Vera Barinova and Aleksandr Kryukov, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Vera Barinova and Aleksandr Kryukov our chief executive officer and principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION
---------------------------
Item 1. Legal Proceedings
-------------------------
The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.


Item 2. Changes in Securities
-----------------------------
None.

Item 3. Defaults Upon Senior Securities
---------------------------------------
None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
None.

Item 5. Other Information
-------------------------
None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------
 31.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

 31.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

 32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002


32.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Innocent, Inc.

                                       /s/ Vera Barinova
                                       -------------------------------
                                       Vera Barinova
                                       President, Chief Executive
                                       Officer, and Director
                                       Dated: May 9, 2008

                                       /s/ Aleksandr Kryukov
                                       -----------------------------
                                       Aleksandr Kryukov
                                       Chief Financial Officer, Secretary
                                       Treasurer, principal accounting
                                       officer and Director
                                       Dated: May 9, 2008