Form 10-Q
period 2008-05-31
Innocent, Inc.
filed 2008-07-14
CIK 1421865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of  1934

    For the quarterly period ended May 31, 2008.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period           to           .
                             -----------  -----------

                        Commission File Number 333-150061

                                 INNOCENT, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                      98-0585268
-------------------------------            -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

                         755 Baywood Drive, Second Floor
                               Petaluma, CA 94954
         ---------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (707) 658-4650
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer       [   ]          Accelerated filer          [   ]
Non-accelerated filer         [   ]          Smaller reporting company  [ X ]

(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [   ] No [ X ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 14, 2008, there were 7,000,000 shares of common stock, par value $0.001, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.














                                 INNOCENT, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  May 31, 2008

                                   (Unaudited)











BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

                                 INNOCENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                        May 31,       August 31,
                                                         2008           2007
                                                         ----           ----
                                                      (Unaudited)     (Audited)
                                     ASSETS
                                     ------
Current assets
   Cash                                               $    7,207    $        -
   Accounts receivable                                     1,000             -
                                                       ---------     ---------
     Total current assets                                  8,207             -
                                                       ---------     ---------
    Security deposit                                         333             -
                                                       ---------     ---------
Total assets                                          $    8,540    $        -
                                                       =========     =========

                        LIABILITIES & STOCKHOLDERS'EQUITY
                        ---------------------------------
Current liabilities
   Accounts payable and accrued liabilities           $   17,495    $    3,980
                                                       ---------     ---------
     Total current liabilities                            17,495         3,980
                                                       ---------     ---------

Stockholders' Equity
Common stock $0.001 par value;
 75,000,000 shares authorized;
 7,000,000 shares and 4,000,000 issued and outstanding     7,000         4,000
Additional paid-in capital                                27,000             -
Subscription Receivable                                        -     (   4,000)
Deficit accumulated during the development stage       (  42,955)    (   3,980)
                                                       ---------     ---------
Total Stockholders' Equity                             (   8,955)    (   3,980)
                                                       ---------     ---------
Total Liabilities and Stockholders' Equity            $    8,540    $        -
                                                       =========     =========


    The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three months     Three months     Nine months   September 27,2006    September 27,2006
                                        Ended            Ended           Ended     (Inception) Through  (Inception) Through
                                       May 31,           May 31,        May 31,           May 31,              May 31,
                                        2008              2007           2008              2007                 2008
                                        ----              ----           ----              ----                 ----

Sales                             $           -     $           -  $       2,123     $           -         $       2,123
                                   ------------      ------------   ------------      ------------          ------------
Cost of goods sold                            -                 -          1,655                 -                 1,655
                                   ------------      ------------   ------------      ------------          ------------
Gross profit                                  -                 -            468                 -                   468
                                   ------------      ------------   ------------      ------------          ------------
Operating Expenses:
 Accounting and audit fees        $       3,000     $           -  $       8,000     $           -         $      11,500
 Consulting                              11,000                 -         13,400                 -                13,400
 General and administrative               2,443                 -          6,655                 -                 6,655
 Management                                   -                 -          2,000                 -                 2,000
 Organization costs                           -                 -              -               480                   480
 Telephone                                    -                 -          2,174                 -                 2,174
 Travel and promotion                       474                 -          7,214                 -                 7,214
                                   ------------      ------------   ------------      ------------          ------------
                                         16,917                 -         39,443               480                43,423
                                   ------------      ------------   ------------      ------------          ------------
Income (loss) before provision
for income tax                     (     16,917)                -   (     38,975)     (        480)         (     42,955)
Provision for income tax                      -                 -              -                 -                     -
                                   ------------      ------------   ------------      ------------          ------------
Net income (loss)                 $(     16,917)    $           -  $(     38,795)    $(        480)        $(     42,955)
                                   ------------      ------------   ------------      ------------          ============
Net income (loss) per share       $(       0.01)    $(       0.00) $(       0.01)    $(       0.00)
                                   ============      ============   ============      ============
Weighted average number of
common shares outstanding             7,000,000         4,000,000      5,423,358         4,000,000
                                   ============      ============   ============      ============


    The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months      September 27,2006     September 27,2006
                                                            Ended        (Inception) Through   (Inception) Through
                                                            May 31,             May 31,               May 31,
                                                             2008                2007                  2008
                                                             ----                ----                  ----
Operating Activities:
   Net income (loss)                                    $(     38,975)        $(       480)       $(    42,955)
   Adjustment to reconcile net income to net cash
   provided by (used for) operating activities:
     Accounts receivable                                 (      1,000)                   -         (     1,000)
     Security deposit                                    (        333)                   -         (       333)
     Accounts payable and accrued liabilities                  13,515                  480              17,495
                                                         ------------          -----------         -----------
          Net cash provided by (used for) operating
          activities                                     (     26,793)                   -         (    26,793)
                                                         ------------          -----------         -----------
Financing Activities:
   Proceeds from issuance of common stock                      34,000                    -              34,000
                                                         ------------          -----------         -----------
          Net cash provided by (used for) financing            34,000                    -              34,000
            activities
                                                         ------------          -----------         -----------
Net Increase (Decrease) In Cash                                 7,207                    -               7,207

Cash At The Beginning Of The Period                                 -                    -                   -
                                                         ------------          -----------         -----------
Cash At The End Of The Period                           $       7,207         $          -        $      7,207
                                                         ============          ===========         ===========
Schedule Of Non-Cash Investing And Financing
--------------------------------------------
Activities - None
-----------------

Supplemental Disclosure
-----------------------
  Cash paid for:
       Interest                                         $           -         $          -        $          -
                                                         ============          ===========         ===========
       Income Taxes                                     $           -         $          -        $          -
                                                         ============          ===========         ===========

    The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               September 27, 2006 (Inception) Through May 31, 2008
                                   (Unaudited)


                                                                                                              Deficit
                                                                                                            Accumulated
                                                             Common Shares        Additional                During the
                                                         ----------------------    Paid-in    Subscription  Development
                                                         Number       Par Value    Capital     Receivable      Stage       Total
                                                         ------       ---------    -------     ----------       -----      -----
Balances, September 27, 2006,
 Common stock subscription at $0.001                    4,000,000     $   4,000  $       -    $(   4,000)    $       -   $      -
Net gain (loss) for the period ended
August 31, 2007                                                 -             -          -             -      (  3,980)   ( 3,980)
                                                        ---------      --------   --------     ---------      ---------   --------
Balances, August 31, 2007                               4,000,000         4,000          -     (   4,000)     (  3,980)   ( 3,980)
                                                        ---------      --------   --------     ---------      ---------   --------
Issued for cash:
Subscription paid for                                           -             -          -         4,000             -      4,000
Common stock October, 2007 - at $0.010                  3,000,000         3,000     27,000             -                   30,000
Net gain (loss) for the period ended May 31, 2008               -             -          -             -      ( 38,975)   (38,975)
                                                        ---------      --------   --------      --------      ---------   --------
Balances, May 31, 2008                                  7,000,000     $   7,000  $  27,000    $        -     $( 42,955)  $( 8,955)
                                                        =========      ========   ========      ========      =========   =======

    The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2008
                                   (Unaudited)


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

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $9,288, and has accumulated deficit of $42,955 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              -------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2007, included in the Company's S-1 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Unaudited)  - Page 2

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

              Foreign Currency Translation
              ----------------------------
              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", since the functional currency of the Company is U.S.dollars, the foreign currency monetary assets and liabilities are re-measured into U.S. dollars using the foreign

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Unaudited)  - Page 3


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Foreign Currency Translation - (cont'd)
              ----------------------------

              exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders' equity accounts and furniture and equipment are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the income statement.

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

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Unaudited)  - Page 4


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------

              measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

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

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Unaudited)  - Page 5

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


              In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Unaudited)  - Page 6



Note 3        Stockholders' Equity
              --------------------
              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During the period from September 27, 2006 (inception) to May 31, 2008, the Company issued 4,000,000 shares of common stock at $0.001 per share to its directors for total proceeds of $4,000 and 3,000,000 shares of common stock at $0.010 per share for total proceeds of $30,000.

              To May 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.


Note 4        Related Party Transactions
              --------------------------
              a) The President of the Company provides management services to the Company. During the period ended May 31, 2008 management services of $2,000 (August 31, 2007 - $Nil) were charged to operations.

              b) A director of the Company provides consulting services to the Company. During the period ended May 31, 2008 consulting services of $3,400 (August 31, 2007 - $Nil) were charged to operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements
--------------------------
This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

- the uncertainty of profitability based upon our history of losses;
- risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
- risks related to our international operations and currency exchange fluctuations;
- risks related to product liability claims;
- other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs,estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial  statements  are  stated  in United States  dollars (US$) and  are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", the "Company" and "Innocent" mean Innocent, Inc., unless otherwise indicated.

Our Current Business
--------------------
We were formed on September 27, 2006. Our plan is to build a diverse portfolio of grocery product lines and brands produced by small and mid size North
American manufacturers and sell them to Eastern European and Russian Market through a network of local and national distributors.

The two key elements of our short term plan (twelve-month period) are to create our initial portfolio of products we want to sell to the foreign market and do a test market of these products.

We plan to create a portfolio of grocery products by sourcing them through industry trade shows, directly contacting North American manufacturers, searching through food industry publications, ads and referrals. We are planning to start with two to three products in each of the following categories:

- Natural and organic products (all-natural and heart healthy snack bars made with real ingredients like fruits and nuts, high quality organic chocolates, organic cereals, and energy bars);

- Gluten free, wheat free, yeast free products (Gluten free cookies, crisps, baking mixes, cereals, spice blends, etc.);

- Salt free or low sodium dietary products (Low sodium, low fat and low calorie sauces, marinades, vinaigrettes, granolas, trial mixes, etc.);

- Specialty gourmet products that carry uniquely American flavors (dry rubs and seasoning blends, barbeque sauces, marinades, etc.).

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


RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the nine month period ended May 31, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary
----------------------
                                     Nine Months    September 27, 2006
                                        Ended      (Inception) Through
                                       May 31,            May 31,
                                        2008               2007
                                        ----               ----
Revenue                              $   2,123          $        -
General and Administrative Expenses  $  39,443                 480
                                     ---------          ----------
Net Loss                             $  38,795          $      480
                                     =========          ==========

Revenue
-------
Our gross revenue for the nine-month period ended May 31, 2008, was $2,123, compared to $Nil for the period from September 27, 2006 (Inception) to May 31, 2007. Our cost of goods sold for the same nine-month period ended May 31, 2008 was $1,655 resulting in a gross profit of $468.

Operating Costs and Expenses
----------------------------
The major components of our expenses for the nine-month period ended May 31, 2008, and for the period ended May 31, 2007, are outlined in the table below:

                                                   September 27, 2006
                                  Nine Months      (Inception) Through
                                  Ended May 31,           May31,
                                     2008                 2007
                                     ----                 ----

   Accounting and audit fees       $    8,000          $         -
   Consulting                          13,400                    -
   General and administrative           6,655                    -
   Management                           2,000                    -
   Organization costs                       -                  480
   Telephone                            2,174                    -
   Travel and promotion                 7,214                    -
                                   ----------          -----------
                                   $   39,443          $       480
                                   ==========          ===========

Operating Expenses

The increase our operating cost for the nine months ended May 31, 2008, compared to the period ended May 31, 2007, was due to the increase in general and administrative costs, management fees, travel expenses and the increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. All these increases are associated to the increase in our corporate activities and increase in expenses related to implementation of our business plan.

Liquidity and Capital Resources
-------------------------------

Working Capital
---------------

                                   Nine Months             Year Ended
                                  Ended May 31,            August 31,
                                       2008                   2007
                                       ----                   ----

Current Assets                      $   8,207               $       -
Current Liabilities                    17,495                   3,980
Working Capital Deficiency          $  (9,288)              $  (3,980 )


Cash Flows
----------
                                                       September 27, 2006
                                       Nine Months      (Inception) Through
                                      Ended May 31,           May31,
                                          2008                 2007
                                          ----                 ----

Cash used in Operating Activities      $   26,793          $        -
Cash used by Investing Activities               -                   -
Cash provided by Financing Activities      34,000                   -
Net Increase in Cash                   $    7,207          $        -


We had cash of $7,207, accounts receivable of $1,000 and accounts payable and accrued liabilities of $17,495 for a working capital deficiency of $9,288 as of May 31, 2008.

We expect spending approximately $12,000 on the initial testing of new products in the foreign market. As well, we anticipate spending an additional $10,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $22,000. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities
---------------------------------
We used cash in operating activities in the amount of $26,793 during the nine-month period ended May 31, 2008 and $Nil during the period ended May 31, 2007. Cash used in operating activities was funded by cash from financing activities. Cash From Investing Activities No cash was used or provided in investing activities during the nine-month period ended May 31, 2008.

Cash from Financing  Activities
-------------------------------
To May 31, 2008, the Company has funded its initial operations through the issuance of 7,000,000 shares of capital stock for proceeds of $34,000.

 Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern
-------------
The audited financial statements for the year ended August 31, 2007, included in our registration statement on the Form S-1 filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $2,123 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at May 31, 2008, our company has accumulated losses of $42,955 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings
-----------------
We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements
------------------------------
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Risks and Uncertainties
-----------------------

WE FACE RISKS ASSOCIATED WITH CHANGING INDUSTRY

The food marketing and distribution industry is undergoing accelerated change as producers, manufacturers, distributors and retailers seek to lower costs and increase services in a highly competitive environment of relatively static overall demand. Failure to develop a successful response to changing market conditions over the long term could have a material adverse effect on the Company's business and financial condition.

WE ARE IN A LOW MARGIN BUSINESS AND ITS PROFITABILITY MAY BE NEGATIVELY IMPACTED BY FOOD PRICE DEFLATION AND OTHER FACTORS.

The food marketing and distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. The Company intends to make a significant portion of its sales at prices that are based on the cost of products it re-sells plus a percentage markup. As a result, the Company's profit levels may be negatively impacted during periods of food price deflation, even though its gross profit percentage may remain relatively constant. The food marketing and distribution industry is sensitive to international, national and regional economic conditions. The Company's operating results may be adversely affected by other factors, including difficulties with the collectability of accounts receivable, inventory control, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. Therefore the Company can provide no assurance that one or more of these factors will not adversely affect its future operating results.

OUR INTERNATIONAL OPERATIONS INVOLVE MANY RISKS.

We are subject to the risks generally associated with doing business abroad. These risks include foreign laws and regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries to which we sell products. These factors, among others, may affect our cost of doing business and our ability to sell products. If any of these or other factors make the conduct of business in Russia undesirable or impractical, our business may be materially and adversely affected.

WE OPERATE IN VERY COMPETITIVE MARKETS.

Competition in the food marketing and distribution industry is intense. The Company's primary competitors are multinational food distributors (such as Kraft Foods, Inc., Nestle, etc.), national food distributors, and regional food distributors who distribute its product lines in overseas markets. The principal competitive factors include product price, quality and assortment of product lines, schedules and reliability of delivery, and the range and quality of customer services. Our competitors are well established and significantly better funded than us. Due to limited financing, and fierce competition from multinational food distributors we may not be able to generate revenues and will have to cease operations.

BECAUSE WE WILL BE SELLING FOOD PRODUCTS, WE MAY FACE THE RISK OF EXPOSURE TO PRODUCT LIABILITY CLAIMS.

Innocent, like any other re-seller of food products, faces the risk of exposure to product liability claims in the event that the use of products re-sold by it causes injury or illness. With respect to product liability claims, the Company will seek contractual indemnification and insurance coverage from parties supplying its products, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the policy limits of any insurance provided by suppliers. If Innocent will not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially reduce its net income and earnings per share.

BECAUSE WE HAVE NO  LONG-TERM  CONTRACTS  WITH  SUPPLIES  AND DO NOT CONTROL THE
ACTUAL PRODUCTION OF THE PRODUCTS WE RE-SELL, WE MAY BE UNABLE TO MAINTAIN ADEQUATE INVENTORY OF THE PRODUCTS.

Innocent intends to obtain all of its food products from third-party suppliers. The company does not plan to have long-term contracts with its suppliers committing them to provide products to it. Although the Company's purchasing volume should provide leverage when dealing with suppliers, suppliers may not provide the food products and supplies Innocent needs in the quantities it requests. Because the Company does not control the actual production of the products it re-sells, the Company is also subject to delays caused by interruption in production based on conditions outside its control. These conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. Innocent's inability to obtain adequate supplies of its food products, as a result of any of the foregoing factors or otherwise, could mean that Innocent could not fulfill its obligations to customers, and customers may turn to other wholesalers or distributors.

WE MAY BE ADVERSELY AFFECTED BY CURRENCY EXCHANGE RATE FLUCTUATIONS

Although we generally purchase products in U.S. dollars, the cost of these products, which will be shipped overseas, may be affected by changes in the value of the relevant currencies. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses may be materially affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. dollars for financial reporting. As a result, foreign currency fluctuations may have a material adverse effect on our results of operations and financial condition.

THERE IS SUBSTANTIAL UNCERTAINTY AS TO WHETHER WE WILL CONTINUE OPERATIONS.

If we discontinue operations, you could lose your investment. Our auditors have discussed their uncertainty regarding our business operations in their audit report dated February 25, 2008. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

WE LACK AN OPERATING HISTORY AND HAVE LOSSESS WHICH WE EXPECT TO CONTINUE INTO THE FUTURE.

There is no assurance that our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail. We were incorporated on September 27, 2006 and we have realized revenues of $2,123 during the period from Incorporation on September 27, 2006 to May 31, 2008, while we have incurred net loss of $42,955 in the same period. We have very little operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses which may exceed expected revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS MAY FAIL.

Our business plan calls for ongoing expenses in connection with the marketing and re-sale of food product lines. We have generated $2,123 in revenue from operations to date. In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the funds necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan. We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds presently available to us is through the sale of additional shares of common stock.

BECAUSE OUR MANAGEMENT DOES NOT HAVE PRIOR EXPERIENCE IN FOOD SALES AND MARKETING, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our directors do not have experience in food sales and marketing industry. As a result, we may not be able to recognize and take advantage of opportunities without the aid of qualified marketing and business development consultants. Our directors' decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

WE DEPEND ON KEY PERSONNEL

Our future success will depend in part on the continued service of key personnel, particularly Vera Barinova, our President and Chief Executive Officer. Our future success will also depend on our ability to attract and retain key managers, sales people and others. We face intense competition for these individuals from well established multinational, national and regional food marketing and distribution companies. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

BECAUSE OUR DIRECTORS OWN 57.14% OF OUR  OUTSTANDING  STOCK,  THEY WILL MAKE AND
CONTROL   CORPORATE   DECISIONS   THAT  MAY  BE   DISADVANTAGEOUS   TO  MINORITY
SHAREHOLDERS.

Our directors, own approximately 57.14% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

The interests of these individuals may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND THE FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers' requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at May 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal period ended May 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the
SEC's   rules  and   forms.  Disclosure  controls   and   procedures   include,
without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

 Exhibit
  Number      Title of Document
 -------      -----------------
     3.1      Articles of Incorporation *
     3.2      Bylaws *
    10.1      Sales and Distribution Agreement*
    31.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted
              pursuant to Section 302 of the   Sarbanes-Oxley Act of 2002
    31.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted
              pursuant to Section 302 of the   Sarbanes-Oxley Act of 2002
    32.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the   Sarbanes-Oxley Act of 2002
    32.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002

*Incorporated by reference to similarly numbered exhibits filed with the Company's Registration Statement on Form S-1 on April 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innocent, Inc.
                            /s/ Vera Barinova
                            -------------------------------
                            Vera Barinova
                            President, Chief Executive
                            Officer, and Director
                            Dated: July 14, 2008

                            /s/ Aleksandr Kryukov
                            -----------------------------
                            Aleksandr Kryukov
                            Chief Financial Officer, Secretary
                            Treasurer, principal accounting
                            officer and Director
                            Dated: July 14, 2008