Form 10-K
period 2008-08-31
Innocent, Inc.
filed 2008-12-05
CIK 1421865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                   -----------  ------------

                        Commission file number 333-150061

                                  INNOCENT,INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                    98-0585268
    ------------------------                      ------------------------
    (State of incorporation)                      (I.R.S. Employer ID No.)

              755 Baywood Drive, Second Floor, Petaluma, CA 94954
        -------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

                               (707) 658-4650
                    -------------------------------------
                         (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained,to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                   Accelerated filer          [ ]
Non-accelerated filer   [ ]                   Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes[ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at August 31, 2008, computed by reference to the $0.010 Registration Statement per-share price on August 31, 2008, was $30,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of December 4, 2008, there were 7,000,000 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                             5
Item 1A. Risk Factors                                                         8
Item 2.  Properties                                                          12
Item 3.  Legal Proceedings                                                   12
Item 4.  Submission of Matters to a Vote of Securities Holders               12

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   13
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                            14
Item 8.  Financial Statements                                                19
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            33
Item 9A. Controls and Procedures                                             33

                                    Part III

Item 10. Directors and Executive Officers                                    33
Item 11. Executive Compensation                                              35
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     37
Item 13. Certain Relationships and Related Transactions and Director
         Independence                                                        38
Item 14. Principal Accounting Fees and Services                              39

                                     Part IV

Item 15. Exhibits                                                            39

Signatures                                                                   40

                                     PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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


Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.


Our  financial  statements  are stated in United  States  dollars  (US$) and are
prepared  in  accordance  with  United  States  Generally  Accepted   Accounting
Principles.


In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.


As used in this annual report, the terms "we", "us", "our", the "Company" and "Innocent" mean Innocent, Inc., unless otherwise indicated.

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

We were formed on September 27, 2006. Our plan is to build a diverse portfolio of grocery product lines and brands produced by small and mid size North
American manufacturers and sell them to Eastern European and Russian Market through a network of local and national distributors.

We are a development stage company and have limited operations. On October 22, 2007, we entered into a Sales and Distribution Agreement with "OOO Neonovi Gorod" ("Neon City", distributor), an agency specializing in product distribution, marketing and advertising in Russia and former CIS countries, whereby we appointed and granted Neon City a non-exclusive and non-assignable right to re-sell the products supplied by Innocent.

For the period from September 27, 2006, (Inception) to August 31, 2008, we have generated $5,063 in revenue and incurred net loss of $62,927. Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.


INDUSTRY BACKGROUND

General
-------
Russia's economic advancements over the past several years have increased consumer incomes and in turn, bolstered the country's developing foodservice and retail food sectors. In fact, Russia's packaged food market is now the fastest growing in the world, quickly approaching the US$144 billion mark by some estimates, and projected to grow by as much as 14% annually over the next few years. According to A.C. Nielsen, the Russian food industry expanded three times as fast as the global market in 2006. By 2020, Russia is expected to surpass France as the largest food and grocery market in Europe.

Russians are increasingly leading busier, more "Westernized" lifestyles, and are demanding more convenience products, frozen processed food and ready-meals. The growing presence of freezers and microwaves in households is also helping support this trend. However, this development is largely focused in wealthier, urban areas such as Moscow and St. Petersburg, as well as smaller Nizhny Novgorod, Novosibirsk and Ekaterinburg, while other consumer regions are slower to follow. Furthermore, average disposable income per capita is projected to continue to rise (i.e. 40% between 2005 and 2015) and will further help support this consumer trend.

As Russians in major urban areas enjoy higher incomes and lead busier lifestyles, time dedicated to traditional meal preparation and dining at home with family is commonly shifting to consumption of prepared meals or those at restaurants. The upsurge in mid-priced foodservice outlets in Russia over the past few years reflects this trend. Rising consumer affluence has also driven growth in the number of restaurants featuring international cuisine; Latin American, Asian, Middle Eastern and Italian restaurants are increasingly popular, as Russia's middle class continues to expand.

As Russian incomes rise and the country's middle-class expands, demand for better quality food and product selection is rising. The emergence of modern retail formats (e.g. both local and international supermarket and hypermarket chains) in recent years has also helped drive this consumer trend.

Retail
------
Discounters and hypermarkets are currently the fastest growing retail grocery formats in Russia. Lower-income consumers prefer shopping at discounters due to their bargain prices, while middle- and upper-income households typically enjoy shopping at hypermarkets once a week for family groceries. Supermarkets, warehouse wholesalers and convenience stores are also popular shopping formats.

Major retail food chains operating in Russia include Pyaterochka and Perekryostok (recently merged under the X5 Retail Group), Metro, Magnit, Dixy Mart, Seventh Continent and Ramstore. Carrefour recently announced its intentions to enter the market as well. Retail food outlets are expected to drive demand for convenience and new and innovative products, value or budget priced goods, premium and healthy food offerings (demand is currently limited due to lack of consumer awareness), and international and private label brands in the long-term.

In 2001, Nowadays, Ramstore, Metro, Cash&Carry, Spar, Pyaterochka, Kopeika, and Seventh Continent among others, began introducing private label goods into their product lines. Although consumers are rather doubtful of such products (i.e. due to perceptions of private labels being of less-quality than branded products, and for lower-income consumers), additional promotion and product line expansions are expected to increase sales in the future.

Milk, cheese, water and chilled, ready-made meals are currently the most popular private label products in the market.

Hotels, Restaurants and Institutions (HRI)
------------------------------------------
The Russian HRI market is developing at a rapid pace due to increasing consumer incomes and a growing tourism industry. This, in turn, has opened a growing market for premium food imports. The HRI sector reportedly relies on imports to meet 90% of its food requirements.

Access Issues
-------------
Russia remains a destination of constant trade and investment interest for foreign investors, and holds potential for foreign companies wanting to penetrate the developing Eastern European region. To facilitate successful market entry, exporters are encouraged to develop market entry strategies that include working with local importers and distributors to develop a presence, gain valuable market advice, and best position products to meet local tastes, laws and pricing.

Russia's transportation infrastructure is most efficient in and centred around Moscow. However, distribution networks remains largely underdeveloped throughout the rest of the country. Approximately 90% of goods are distributed by rail; Russia's highways are not designed to carry large trucking volumes and the trucking industry still remains in its infancy. The country's vast and rugged landscape has also delayed the development of a nation-wide highway system. Russia's port systems also suffer from underinvestment and lack of up-to-date technology. Reforms and investment across all transportation networks are needed to ensure Russia's competitiveness on the world stage as a global trading partner. However, Russia's ongoing transition to a market economy and future WTO accession are expected to improve market access and the country's business environment.

As a member of the UN and APEC, Russia implements international accords and policies from these bodies. However, since Russia is still transitioning to a market economy, it does hold several import regulations which North American exporters should be aware of before entering the market:

     - Import duties are applied to most goods and typically range from 5% to 20% of products' customs values. However, some commodities, particularly agri-food products, are subject to specific tariffs that are calculated by volume, weight or quantity.
     - Excise taxes, ranging from 20% to 570%, depending on the commodity exported, also apply to goods such as alcohol and tobacco products. Russia typically levies an 18% Value Added Tax (VAT) on imported goods; however, basic food products are subject to a reduced rate of 10%.

Competition
-----------
The Company's business is subject to significant competition. The food industry is highly competitive and Eastern European market is dominated by large multinational companies including among others Nestle, Kraft Foods, Mars, and Dirol Cadbury and Russian controlled United Confectioneries and SladCo. There are also a number of local competitors especially in the sauce and condiments product lines. Multinational competitors have already established their brand name recognition on Russian market; they have significantly larger marketing personnel and cash resources than our Company. In addition, large competitors from the European Union continue to introduce products into Russian and other CIS markets. Moreover, competition for shelf space in club and grocery stores is intense and poses great difficulty for smaller food companies and distributors.

Innocent, Inc. will try to offer distinctive products, which address specific consumer needs. We will target specific group of consumers who have special dietary needs and are looking for healthy organic and natural products. However these efforts do not guarantee that our company will be competitive, since existing large distributors have greater resources to adjust to current market trends.


Patent,Trademark, License and Franchise Restrictions and Contractual Obligations
--------------------------------------------------------------------------------
and Concessions
---------------
We currently have no pending or provisional patents or trademark applications.

Research and Development Activities
-----------------------------------
Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

Compliance with Environmental Laws
----------------------------------
We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees
---------
We have no full-time employees at the present time. Our officers and directors, are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We  have  no  intention  of  hiring   employees  until  the  business  has  been
successfully launched and we have sufficient, reliable revenue from our operations. Our officers and directors are planning to do whatever work is required until our business to the point of having positive cash flow. We do not expect to hire any employees during the coming fiscal year.

Reports to Securities Holders
-----------------------------
We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.


ITEM 1A. RISK FACTORS

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

THERE IS SUBSTANTIAL UNCERTAINTY AS TO WHETHER WE WILL CONTINUE OPERATIONS.

If we discontinue operations, you could lose your investment. Our auditors have discussed their uncertainty regarding our business operations in their audit report dated November 6, 2008. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

WE LACK AN OPERATING HISTORY AND HAVE LOSSESS WHICH WE EXPECT TO CONTINUE INTO THE FUTURE.

There is no assurance that our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail. We were incorporated on September 27, 2006 and we have realized revenues of $5,063 during the period from Incorporation on September 27, 2006 to August 31, 2008, while we have incurred net loss of $62,927 in the same period. We have very little operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses which may exceed expected revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS MAY FAIL.

Our business plan calls for ongoing expenses in connection with the marketing and re-sale of food product lines. We have generated $5,063 in revenue from operations to date. In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the funds necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan. We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds presently available to us is through the sale of additional shares of common stock.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-
dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.


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

ITEM 2. PROPERTIES

We do not hold ownership or leasehold interest in any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2008.

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our shares of common stock commenced quotation on the OTC Bulletin Board under the symbol INCT on June 3, 2008.

For the periods indicated, the following table presents the range of high and low bid quotations for the common stock as reported by the OTC Bulletin Board for the respective market on which our common stock was listed during the quarter being reported. Prices below reflect inter-dealer prices, without retail write-up, write-down or commission and may not represent actual transactions.


  2008                                                        High       Low
  ----                                                     ---------  ---------

  First Quarter                                             $      -   $      -
  Second Quarter                                            $      -   $      -
  Third Quarter                                             $      -   $      -
  Fourth Quarter                                            $   0.20   $   0.01


(b) Holders of Common Stock


We have 32 shareholders of record, and 7,000,000 shares outstanding as of December 4, 2008.

(c) Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. we would not be able to pay our debts as they become due in the usual course of business; or

     2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.


(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

Recent Sales of Unregistered Securities
---------------------------------------
We completed an offering of 4,000,000 shares of our common stock at a price of $0.001 per share to our directors Vera Barinova (3,000,000) and Aleksandr Kryukov (1,000,000), on October 23, 2007. The total amount received from this offering was $4,000. We completed this offering pursuant to Regulation S of the Securities Act.

We completed an offering of 3,000,000 shares of common stock at a price of $0.010 per share to a total of 30 purchasers on October 27, 2007. The total amount received from this offering was $30,000. We completed this offering pursuant to Regulation S of the Securities Act.

The offer and sale of all Shares of our common stock listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act. The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the Shares directly or indirectly for the account or benefit of a United States Person. None of the funds used by the Subscriber to purchase the Units have been obtained from United States Persons. For purposes of this Agreement, "United States Person" within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means:

(i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.


There have been no other issuances of common or preferred stock.

Issuer Purchases of Equity Securities
-------------------------------------
We did not repurchase any of our equity securities during the years ended August 31, 2008 or 2007.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We plan to create a portfolio of grocery products by sourcing them through industry trade shows, directly contacting North American manufacturers, searching through food industry publications, ads and referrals. We are planning to start with two to three products in each of the following categories:

- Natural and organic products (all-natural and heart healthy snack bars made with real ingredients like fruits and nuts, high quality organic chocolates, organic cereals, and energy bars).

- Gluten free, wheat free, yeast free products (Gluten free cookies, crisps, baking mixes, cereals, spice blends, etc.)

- Salt free or low sodium dietary products (Low sodium, low fat and low calorie sauces, marinades, vinaigrettes, granolas, trial mixes, etc.)

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the year ended August 31, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary
----------------------
                                        Year        September 27, 2006
                                        Ended      (Inception) Through
                                      August 31,         August 31,
                                        2008               2007
                                        ----               ----
Revenue                              $   5,063          $        -
General and Administrative Expenses  $  60,154               3,980
                                     ---------          ----------
Net Loss                             $  58,947          $    3,980
                                     =========          ==========



Revenue
-------
Our gross revenue for the year ended August 31, 2008, was $5,063, compared to $Nil for the period from September 27, 2006 (Inception) to August 31, 2007. Our cost of goods sold for the same year ended August 31, 2008 was $3,755 resulting in a gross profit of $1,308.


Operating Costs and Expenses
----------------------------

The major components of our expenses for the year ended August 31, 2008, and for the period from September 27, 2006 (Inception) through August 31, 2007, are outlined in the table below:

                                        Year        September 27, 2006
                                        Ended      (Inception) Through
                                      August 31,         August 31,
                                        2008               2007
                                        ----               ----
   Accounting and audit fees         $   14,100          $   3,500
   Consulting                            13,400                  -
   General and administrative            20,778                  -
   Management                             2,000                  -
   Organization costs                         -                480
   Telephone                              2,174                  -
   Travel and promotion                   7,702                  -
                                     ----------          ---------
                                     $   60,154          $   3,980
                                     ==========          =========

Operating Expenses


The increase our operating cost for the year ended August 31, 2008, compared to the period ended August 31, 2007, was due to the increase in general and administrative costs, management fees, travel expenses and the increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. All these increases are associated to the increase in our corporate activities and increase in expenses related to implementation of our business plan.

Liquidity and Capital Resources
-------------------------------

Working Capital
---------------
                                        Year        September 27, 2006
                                        Ended      (Inception) Through
                                      August 31,         August 31,
                                        2008               2007
                                        ----               ----

Current Assets                       $    3,324          $       -
Current Liabilities                      32,584              3,980
Working Capital Deficiency           $  (29,260)         $  (3,980)


Cash Flows
----------
                                        Year        September 27, 2006
                                        Ended      (Inception) Through
                                      August 31,         August 31,
                                        2008               2007
                                        ----               ----


Cash used in Operating Activities      $  42,067         $       -
Cash used by Investing Activities              -                 -
Cash provided by Financing Activities     42,101                 -
Net Increase in Cash                   $      34         $       -


We had cash of $34, accounts receivable of $2,940, accounts payable and accrued liabilities of $24,483 and loan payable of $8,101 for a working capital deficiency of $29,260 as of August 31, 2008.

We expect spending approximately $10,000, subject to financing, on the initial testing of new products in the foreign market. As well, we anticipate spending an additional $10,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $20,000. We also expect spending approximately $15,000 in inventory purchasing, subject to financing and securing customers' orders. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities
---------------------------------

We used cash in operating activities in the amount of $42,067 during the year ended August 31, 2008 and $Nil during the period ended August 31, 2007. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities
------------------------------
No cash was used or provided in investing activities during the year ended August 31, 2008.


Cash from Financing Activities
------------------------------
To August 31, 2008, the Company has mostly funded its initial operations through the issuance of 7,000,000 shares of capital stock for proceeds of $34,000.

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

Going Concern
--------------
The audited financial statements for the year ended August 31, 2008, included in this annual report, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $5,063 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at August 31, 2008, our company has accumulated losses of $62,927 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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


ITEM 8. FINANCIAL STATEMENTS

Index to the Audited Financial Statements                                   Page
-----------------------------------------                                   ----

Report of Independent Registered Certified Public Accounting Firm            F-2
Balance Sheets                                                               F-3
Statement of Operations                                                      F-4
Statement of Cash Flows                                                      F-5
Statement of Stockholders' Equity                                            F-6
Notes to the Financial Statements                                            F-7

                                 INNOCENT, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 August 31, 2008














BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENTS OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
        PCAOB REGISTERED

To the Board of Directors
Innocent Inc.
(A Development Stage Company)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying balance sheets of Innocent Inc. (A Development Stage Company) as of August 31, 2008 and August 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended August 31, 2008 and from inception on September 27, 2006 through August 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innocent Inc. (A Development Stage Company) as of August 31, 2008 and August 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended August 31, 2008 and from inception on September 27, 2006 through August 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $62,927, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
November 6, 2008

 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501
 ------------------------------------------------------------------------------

                                 INNOCENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                            August 31, 2008, and 2007


                                                        2008         2007
                                                        ----         ----
                                     ASSETS
                                     ------
Current assets
 Cash                                                $      34    $       -
 Accounts receivable                                     2,940            -
 Prepaid expenses                                          350            -
                                                     ---------    ---------
  Total current assets                                   3,324            -
                                                     ---------    ---------
 Security deposit                                          333            -
                                                     ---------    ---------
Total assets                                         $   3,657    $       -
                                                     =========    =========

                        LIABILITIES & STOCKHOLDERS'EQUITY
                        ---------------------------------
Current liabilities
 Accounts payable and accrued liabilities            $  24,483    $   3,980
 Loan payable - related party                            8,101            -
                                                     ---------    ---------
  Total current liabilities                             32,584        3,980
                                                     ---------    ---------

Stockholders' Equity
Common stock $0.001 par value;
  75,000,000 shares authorized;
  7,000,000 shares and 4,000,000 issued
  and outstanding                                        7,000        4,000
Additional paid-in capital                              27,000            -
Subscription Receivable                                      -     (  4,000)
Deficit accumulated during the development stage      ( 62,927)    (  3,980)
                                                     ---------    ---------
Total Stockholders' Equity                            ( 28,927)    (  3,980)
                                                     ---------    ---------
Total Liabilities and Stockholders' Equity           $   3,657    $       -
                                                     =========    =========



    The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                            Year       September 27,2006   September 27,2006
                                                            Ended    (Inception) Through  (Inception) Through
                                                          August 31,      August 31,           August 31,
                                                            2008             2007                 2008
                                                            ----             ----                 ----
Sales                                                  $      5,063      $         -           $   5,063
Cost of sales                                                 3,755                -               3,755
                                                       ------------      -----------           ---------
Gross profit                                                  1,308                -               1,308
                                                       ------------      -----------           ---------
Operating Expenses:
 Accounting and audit fees                             $    14,100       $     3,500           $  17,600
 Consulting                                                 13,400                 -              13,400
 General and administrative                                 20,778                 -              20,778
 Management                                                  2,000                 -               2,000
 Organization costs                                              -               480                 480
 Telephone                                                   2,174                 -               2,174
 Travel and promotion                                        7,702                 -               7,702
                                                       -----------       -----------           ---------
                                                            60,154             3,980              64,134
                                                       -----------       -----------           ---------
Loss from operations                                    (   58,846)                -            ( 62,826)
Other income (expense)
 Interest expense                                       (      101)                -            (    101)
                                                       -----------       -----------           ---------
Income (loss) before provision for income tax           (   58,947)       (    3,980)           ( 62,927)
Provision for income tax                                         -                 -                   -
                                                       -----------       -----------           ---------
Net income (loss)                                      $(   58,947)      $(    3,980)          $( 62,927)
                                                       ===========       ===========           =========
Net Earnings (loss) per share                          $(     0.01)      $(     0.00)
                                                       ===========       ===========
Weighted average number of common shares
outstanding                                              5,824,658         4,000,000
                                                       ===========       ===========





    The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                            Year       September 27,2006   September 27,2006
                                                            Ended    (Inception) Through  (Inception) Through
                                                          August 31,      August 31,           August 31,
                                                            2008             2007                 2008
                                                            ----             ----                 ----
Operating Activities:
 Net income (loss)                                     $(   58,947)      $(    3,980)          $( 62,927)
 Adjustment to reconcile net income to net cash
 provided by (used for) operating activities:
  Accounts receivable                                   (    2,940)                -            (  2,940)
  Prepaid expenses                                      (      350)                -            (    350)
  Security deposit                                      (      333)                -            (    333)
  Accounts payable and accrued liabilities                  20,503             3,980              24,483
                                                       -----------       -----------           ---------
    Net cash provided by (used for) operating
    activities                                          (   42,067)                -            ( 42,067)
                                                       -----------       -----------           ---------
Financing Activities:
 Proceeds from issuance of common stock                     34,000                 -              34,000
 Loan payable - related party                                8,101                 -               8,101
                                                       -----------       -----------           ---------
    Net cash provided by (used for) financing               42,101                 -              42,101
    activities
                                                       -----------       -----------           ---------
Net Increase (Decrease) In Cash                                 34                 -                  34

Cash At The Beginning Of The Period                              -                 -                   -
                                                       -----------       -----------           ---------
Cash At The End Of The Period                          $        34       $         -           $      34
                                                       ===========       ===========           =========
Schedule Of Non-Cash Investing And Financing
Activities - None

Supplemental Disclosure
 Cash paid for:
      Interest                                         $         -       $         -           $       -
                                                       ===========       ===========           =========
      Income Taxes                                     $         -       $         -           $       -
                                                       ===========       ===========           =========



    The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             September 27, 2006 (Inception) Through August 31, 2008


                                                                                                              Deficit
                                                                                                            Accumulated
                                                             Common Shares        Additional                During the
                                                         ----------------------    Paid-in    Subscription  Development
                                                         Number       Par Value    Capital     Receivable      Stage       Total
                                                         ------       ---------    -------     ----------       -----      -----
Balances, September 27, 2006,
 Common stock subscription at $0.001                    4,000,000     $   4,000  $       -    $(   4,000)    $       -   $      -
Net gain (loss) for the period ended
August 31, 2007                                                 -             -          -             -      (  3,980)   ( 3,980)
                                                        ---------      --------   --------     ---------      ---------   --------
Balances, August 31, 2007                               4,000,000         4,000          -     (   4,000)     (  3,980)   ( 3,980)
                                                        ---------      --------   --------     ---------      ---------   --------
Issued for cash:
Subscription paid for                                           -             -          -         4,000             -      4,000
Common stock October, 2007 - at $0.010                  3,000,000         3,000     27,000             -                   30,000
Net gain (loss) for the year ended August 31, 2008              -             -          -             -      ( 58,947)   (58,947)
                                                        ---------      --------   --------      --------      ---------   --------
Balances, August 31, 2008                               7,000,000     $   7,000  $  27,000    $        -     $( 62,927)  $(28,927)
                                                        =========      ========   ========      ========      =========   =======


   The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 August 31, 2008


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

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $29,260, and has  accumulated  deficit  of  $62,927  since  inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 - Page 2

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

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

              Advertising and Promotion
              -------------------------
              The Company's expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the periods ended August 31, 2008 and 2007 were $0.

              Research and Development
              ------------------------
              Research and development expenditures are expensed as incurred.

              Foreign Currency Translation
              ----------------------------
              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company's subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders' equity accounts and furniture and equipment are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the income statement.

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

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 - Page 3

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

              In  September  2006,  the SEC  issued  Staff  Accounting  Bulletin
              ("SAB")   No.  108,   "Considering   the  Effects  of  Prior  Year
              Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 - Page 4

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------
              current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 - Page 5

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------
              In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

              In May 2008, the FASB issued FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

           a) FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

           b) FASB Technical Bulletins and,if cleared by the FASB,AICPA Industry Audit and Accounting Guides and Statements of Position.

           c) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

           d) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting
              Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

              On May 26,2008, the FASB issued FASB Statement No.163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS No.163"). SFAS No. 163 clarifies how FASB Statement No.60, " Accounting and Reporting by Insurance Enterprises" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 - Page 6

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------
              The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, "Accounting and Reporting by Insurance Enterprises." That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, "Accounting for Contingencies" ("SFAS No. 5"). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise's surveillance or watch list. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of Innocent does not expect the adoption of this pronouncement to have material impact on its financial statements.

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

              To August 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4        Related Party Transactions
              --------------------------
              a) The President of the Company provides management services to the Company. During the year ended August 31, 2008 management services of $2,000 (August 31, 2007 - $Nil) were charged to operations.

              b) A director of the Company provides consulting services to the Company. During the period ended August 31, 2008 consulting services of $3,400 (August 31, 2007 - $Nil) were charged to operations.

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 - Page 7

Note 4        Related Party Transactions - (cont'd)
              --------------------------


              c) During the year ended August 31, 2008, the President of the Company provided a $8,000 loan to the Company. The loan is payable on demand, unsecured, bears interest at 6.75% per annum and consists of $8,000 of principal, and $101 of accrued interest payable as of August 31, 2008.

Note 5        Income Taxes
              -------------
              The significant components of the Company's deferred tax assets are as follows:

                                                      August 31,     August 31,
                                                         2008          2007
                                                         ----          ----
              Deferred Tax Assets
                Non-capital loss carryforward        $    9,439      $     597
                Less:  valuation allowance for
                       deferred tax asset             (   9,439)      (    597)
                                                      ---------       --------
                                                     $        -      $       -
                                                      =========       ========

              There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $62,927 at August 31, 2008 (August 31, 2007 - $3,980) which may be available to reduce future year's taxable income.

              These carryforwards will expire, if not utilized, commencing in 2027. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls
---------------------------------
We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls
----------------------------------------
Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions
-----------
Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Executive Officers and Directors:

-------------------------------------------------------------------------------
Name                        Age            Position
-------------------------------------------------------------------------------

Vera Barinova                51            President, Chief Executive Officer,
                                           and Director

Aleksandr Kryukov            22            Chief Financial Officer, Secretary
                                           Treasurer and Director

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms. Officers hold their positions at the will of the Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Innocent's affairs.

Vera Barinova - President, Chief Executive Officer
--------------------------------------------------
Mrs. Vera Barinova earned her engineering degree from Moscow College of Manufacturing in 1979. After graduation she worked as an engineer-technologist in various food processing facilities. Currently Mrs. Barinova provides business development consulting services to private companies.

Aleksandr Kryukov - Secretary, Chief Financial Officer
------------------------------------------------------
Mr. Aleksandr Kryukov earned a bachelor degree in Economics from Siberian University of Commerce in 2007. He works as an accountant in Torgovy Dom Imports in Novosibirsk, Russia.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

--------------------------------------------------------------------------------------------
                      Number of Late      Number of Transactions Not       Failure to File
Name                  Reports             Reported on a Timely Basis       Requested Forms
--------------------------------------------------------------------------------------------
Vera Barinova               1(1)                      1                          Nil
--------------------------------------------------------------------------------------------
Aleksandr Kryukov           1(1)                      1                          Nil
--------------------------------------------------------------------------------------------

    (1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

ITEM 11:  EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2008 and 2007 awarded to, earned by or paid to our executive officers.


SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Change in
                                                                                            Pension
                                                                                           Value and
                                                                              Non-Equity  Nonqualified
                                                                               Incentive    Deferred
Name and                                                      Stock  Option      Plan     Compensation    All Other
Principal                                        Salary Bonus Awards Awards  Compensation   Earnings    Compensation     Total
Position                                    Year  ($)    ($)   ($)    ($)        ($)           ($)           ($)          ($)
(a)                                          (b)  (c)    (d)   (e)    (f)        (g)           (h)           (i)          (j)
--------------------------------------------------------------------------------------------------------------------------------

Vera Barinova,Chief Executive Officer       2008 $  0     0     0       0         0             0           2,000     $  2,000
                                            2007 $  0     0     0       0         0             0               0            0
--------------------------------------------------------------------------------------------------------------------------------
Aleksandr Kryukov, Chief Financial Officer  2008 $  0     0     0       0         0             0           3,400     $  3,400
                                            2007 $  0     0     0       0         0             0               0            0
--------------------------------------------------------------------------------------------------------------------------------

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

----------------------------------------------------------------------------------------------------------------------------------
                 |                        Option Awards                              |                Stock Awards               |
                 -------------------------------------------------------------------  --------------------------------------------
  Name              Number of        Number of        Equity      Option     Option     Number    Market     Equity       Equity
  (a)               Securities       Securities      Incentive    Exercise Expiration of Shares  Value of   Incentive   Incentive
                    Underlying       Underlying        Plan        Price      Date     or Units  Shares or    Plan         Plan
                    Unexercised      Unexercised      Awards:       ($)        (f)     of Stock    Units     Awards:      Awards:
                     Options          Options       Number of       (e)                That Have  of Stock   Number       Market
                       (#)               (#)         Securities                            Not     That Have    of        or Payout
                   (Exercisable)   (Unexercisable)  Underlying                          Vested      Not     Unearned      Value of
                       (b)               (c)         Unexercised                           (#)      Vested     Shares,     Unearned
                                                     Unearned                             (g)       ($)      Units or      Shares,
                                                      Options                                       (h)       Other       Units or
                                                        (#)                                                   Rights        Other
                                                        (d)                                                   That         Rights
                                                                                                            Have Not        That
                                                                                                             Vested       Have Not
                                                                                                               (#)         Vested
                                                                                                               (i)          ($)
                                                                                                                            (j)
-----------------------------------------------------------------------------------------------------------------------------------
Vera Barinova           0                  0             0            0        N/A         0       $   0        0            0
-----------------------------------------------------------------------------------------------------------------------------------
Aleksandr Kryukov       0                  0             0            0        N/A         0       $   0        0            0
-----------------------------------------------------------------------------------------------------------------------------------

DIRECTOR COMPENSATION TABLE FOR FISCAL 2008

-----------------------------------------------------------------------------------------------------------------------------------
Name               Fees       Stock      Option          Non-Equity             Change in             All Other           Total
(a)               Earned      Awards     Awards        Incentive Plan         Pension Value         Compensation           ($)
                  or Paid      ($)         ($)          Compensation               and                   ($)               (h)
                    in         (c)         (d)               ($)              Nonqualified               (g)
                   Cash                                      (e)                Deferred
                    ($)                                                       Compensation
                    (b)                                                         Earnings
                                                                                   ($)
                                                                                   (f)
-----------------------------------------------------------------------------------------------------------------------------------

Vera Barinova       2,000         0          0                 0                     0                     0             $   2,000
-----------------------------------------------------------------------------------------------------------------------------------
Alla Karmazina      3,400         0          0                 0                     0                     0             $   3,400
-----------------------------------------------------------------------------------------------------------------------------------

Option Grants in 2008
---------------------
      No options were granted during 2008.

Aggregated Option  Exercises in 2008 and 2008 Year-End  Option Values
---------------------------------------------------------------------
      No options were exercised by our Officers or Directors during 2008.

Stock Incentive Plan - Awards in 2008
-------------------------------------
      During 2008, no shares, options or other rights were granted to any of our employees or Officers.

Director Compensation
---------------------
No options were granted or payments made in compensation for services rendered to any Innocent directors, with the exception of a $2,000 incurred with the Company's President, Vera Barinova, for management services provided during the year and $3,400 incurred with the Company's CFO, Aleksandr Kryukov, for consulting services provided during the year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 4, 2008, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

--------------------------------------------------------------------------------
                                              Amount and
                                              Nature of
Title of Class    Name of                     Beneficial         Percent of
                  Owner                       Ownership            Class
                                                 (1)                (%)
--------------------------------------------------------------------------------

Common            Vera Barinova               3,000,000             42.86
                  President, CEO,

Common            Aleksandr Kryukov
                  Secretary, CFO, Treasurer   1,000,000             14.29
                  and Director

Common            All Officers and            4,000,000             57.15
                  Directors as a Group
                  that consists of two
                  persons
--------------------------------------------------------------------------------

1 Includes shares that could be obtained by the named individual within the next 60 days.
                                       37

The percent of class is based on 7,000,000 shares of common stock issued and outstanding as of the date of this annual report.

The Company has no securities authorized for issuance under equity compensation plans.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

During the fiscal year ended August 31, 2008:

            a) The President of the Company provides management services to the Company. During the year ended August 31, 2008 management services of $2,000 (August 31, 2007 - $Nil) were charged to operations.
            b) A director of the Company provides consulting services to the Company. During the period ended August 31, 2008 consulting services of $3,400 (August 31, 2007 - $Nil) were charged to operations.
            c) During the year ended August 31, 2008, the President of the Company provided a $8,000 loan to the Company. The loan is payable on demand, unsecured, bears interest at 6.75% per annum and consists of $8,000 of principal, and $101 of accrued interest payable as of August 31, 2008.

Otherwise, neither our directors and officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

None of our directors is independent, as described in the standards for independence set forth in the Rules of the American Stock Exchange.


Director Independence
---------------------

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Vera Barinova, is also our chief executive officer, and our director, Aleksandr Kryukov, is also our chief financial officer. As a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our principal accountants, Moore & Associates, Chartered Accountants and Advisors, billed the following fees for the services indicated:

                                     Fiscal year-ended
                         August 31, 2008            August 31, 2007
--------------------------------------------------------------------------------

Audit fees                   $3,500                     $ 3,500
Audit-related fees              Nil                         Nil
Tax fees                        Nil                         Nil
All other fees               $4,500                         Nil
--------------------------------------------------------------------------------

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

                                     PART IV

ITEM 15. EXHIBITS

(a)      The following exhibits are included as part of this report:

Exhibit
Number   Title of Document
------   -----------------
  3.1    Articles of Incorporation*
  3.2    Bylaws*
 23.1    Consent of Independent Registered Public Accounting Firm
 31.1    Sec.302 Certification of CEO
 31.2    Sec.302 Certification of CFO
 32.1    Sec.906 Certification of CEO
 32.2    Sec.906 Certification of CFO

*Incorporated by reference to similarly numbered exhibits filed with the Company's Registration Statement on Form S-1 on April 3, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 4, 2008                     Innocent, Inc.


                                     /s/ Vera Barinova
                                     ----------------------------------------
                                     Vera Barinova President, Chief Executive
                                     Officer and Director
                                    (Principal Executive Officer)


Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.


/s/ Vera Barinova
-------------------------------
Vera Barinova
President, Chief Executive
Officer, and Director
Dated: December 4, 2008

/s/ Aleksandr Kryukov
-----------------------------
Aleksandr Kryukov
Chief Financial Officer, Secretary
Treasurer, principal accounting
officer and Director
Dated: December 4, 2008