Form 10-Q
period 2008-11-30
Innocent, Inc.
filed 2009-01-13
CIK 1421865

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended November 30, 2008.

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

                         755 Baywood Drive, Second Floor
                               Petaluma, CA 94954
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (707) 658-4650
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 12, 2009, there were 7,000,000 shares of common stock, par value $0.001, outstanding.

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.










                                 INNOCENT, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                November 30, 2008

                                   (Unaudited)












BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENTS OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

                                 INNOCENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                     November 30,   August 31,
                                                       2008           2008
                                                       ----           ----
                                                    (Unaudited)     (Audited)
                                     ASSETS
                                     ------
Current assets
  Cash                                               $      931     $      34
  Accounts receivable                                       284         2,940
  Prepaid expenses                                          350           350
                                                     ----------     ---------
   Total current assets                                   1,565         3,324
                                                     ----------     ---------
  Security deposit                                          333           333
                                                     ----------     ---------
Total assets                                         $    1,898     $   3,657
                                                     ==========     =========

                        LIABILITIES & STOCKHOLDERS'EQUITY
                        ---------------------------------
Current liabilities
  Accounts payable and accrued liabilities           $   29,199     $  24,483
  Loan payable - related party                            8,235         8,101
                                                     ----------     ---------
   Total current liabilities                             37,434        32,584
                                                     ----------     ---------

Stockholders' Equity
Common stock $0.001 par value;
  75,000,000 shares authorized;
  7,000,000 shares issued and outstanding                 7,000         7,000
Additional paid-in capital                               27,000        27,000
Deficit accumulated during the development stage      (  69,536)     ( 62,927)
                                                     ----------     ---------
Total Stockholders' Equity                            (  35,536)     ( 28,927)
                                                     ----------     ---------
Total Liabilities and Stockholders' Equity           $    1,898     $   3,657
                                                     ==========     =========




    The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months     Three Months    September 27,2006
                                                          Ended            Ended      (Inception) Through
                                                       November 30,      November 30,     November 30,
                                                           2008             2007              2008
                                                           ----             ----              ----
 Sales                                                 $     4,284      $       653      $    9,347
 Cost of sales                                               3,060              605           6,815
                                                       ------------     ------------     -----------
 Gross profit                                                1,224               48           2,532
                                                       ------------     ------------     -----------
 Operating Expenses:
  Accounting and audit fees                            $     4,700      $     1,500      $   22,300
  Consulting                                                     -              900          13,400
  General and administrative                                 1,736              641          22,514
  Management                                                 1,000            1,000           3,000
  Organization costs                                             -                -             480
  Telephone                                                      -            2,174           2,174
  Travel and promotion                                         263            5,848           7,965
                                                       ------------     ------------     -----------
                                                             7,699           12,063          71,833
                                                       ------------     ------------     -----------
 Loss from operations                                   (    6,475)      (   12,015)      (  69,301)
 Other income (expense)
  Interest expense                                      (      134)               -       (     235)
                                                       ------------     ------------     -----------
 Income (loss) before provision for income tax          (    6,609)      (   12,015)      (  69,536)
 Provision for income tax                                        -                -               -
                                                       ------------     ------------     ------------
 Net income (loss)                                     $(    6,609)     $(   12,015)     $(  69,536)
                                                       ============     ============     ===========
 Net Earnings (loss) per share                         $(     0.00)     $(     0.00)
                                                       ============     ============
 Weighted average number of common shares outstanding    7,000,000        5,186,813
                                                       ============     ============



    The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three Months     Three Months    September 27,2006
                                                          Ended            Ended      (Inception) Through
                                                       November 30,      November 30,     November 30,
                                                           2008             2007              2008
                                                           ----             ----              ----
Operating Activities:
 Net income (loss)                                     $(    6,609)     $(   12,015)     $(  69,536)
 Adjustment to reconcile net income to net cash
 provided by (used for) operating activities:
  Accounts receivable                                        2,656       (      653)      (     284)
  Prepaid expenses                                               -       (    2,000)      (     350)
  Security deposit                                               -                -       (     333)
  Accounts payable and accrued liabilities                   4,716           10,413          29,199
                                                       ------------     ------------     -----------
    Net cash provided by (used for) operating
    activities                                                 763       (    4,255)      (  41,304)
                                                       ------------     ------------     -----------
Financing Activities:
 Proceeds from issuance of common stock                          -           34,000          34,000
 Loan payable - related party                                  134                -           8,235
                                                       ------------     ------------     -----------
    Net cash provided by (used for) financing
    activities                                                 134           34,000          42,235
                                                       ------------     ------------     -----------
Net Increase In Cash                                           897           29,745             931

Cash At The Beginning Of The Period                             34                -               -
                                                       ------------     ------------     -----------
Cash At The End Of The Period                          $       931      $    29,745      $      931
                                                       ============     ============     ===========

Schedule Of Non-Cash Investing And Financing
--------------------------------------------
Activities - None
-----------------

Supplemental Disclosure
-----------------------
  Cash paid for:
       Interest                                        $         -      $         -      $        -
                                                       ============     ============     ===========
       Income Taxes                                    $         -      $         -      $        -
                                                       ============     ============     ===========



    The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            September 27, 2006 (Inception) Through November 30, 2008
                                   (Unaudited)


                                                                                                              Deficit
                                                                                                            Accumulated
                                                             Common Shares        Additional                During the
                                                         ----------------------    Paid-in    Subscription  Development
                                                         Number       Par Value    Capital     Receivable      Stage       Total
                                                         ------       ---------    -------     ----------       -----      -----
Balances, September 27, 2006,
 Common stock subscription at $0.001                    4,000,000     $   4,000  $       -    $(   4,000)    $       -   $      -
Net gain (loss) for the period ended
August 31, 2007                                                 -             -          -             -      (  3,980)   ( 3,980)
                                                        ---------     ---------  ---------    ----------     ----------  ---------
Balances, August 31, 2007                               4,000,000         4,000          -     (   4,000)     (  3,980)   ( 3,980)
                                                        ---------     ---------  ---------    ----------     ----------  ---------
Issued for cash:
Subscription paid for                                           -             -          -         4,000             -      4,000
Common stock October, 2007 - at $0.010                  3,000,000         3,000     27,000             -                   30,000
Net gain (loss) for the year ended August 31, 2008              -             -          -             -      ( 58,947)   (58,947)
                                                        ---------     ---------  ---------    ----------     ----------  ---------
Balances, August 31, 2008                               7,000,000         7,000     27,000             -      ( 62,927)   (28,927)


Net gain (loss) for the period ended November 30, 2008          -             -          -             -      (   6,609)  ( 6,609)
                                                        ---------     ---------  ---------    ----------     ----------  ---------
Balances, November 30, 2008                             7,000,000     $   7,000  $  27,000    $        -     $(  69,536) $(35,536)
                                                        =========     =========  =========    ==========     ==========  =========

    The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2008
                                   (Unaudited)

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

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $35,869, and has  accumulated  deficit  of  $69,536  since  inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2008, included in the Company's annual report on the From 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.


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

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008
(Unaudited) - Page 2


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

              Advertising and Promotion
              -------------------------
              The Company's expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the periods ended November 30, 2008 and 2007 were $0.

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

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008
(Unaudited) - Page 3

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

              Recent Accounting Pronouncements
              --------------------------------
              In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No.60".SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No.163 is effective for fiscal years beginning on or after December 15,2008, and interim periods within those years. SFAS No.163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008
(Unaudited) - Page 4

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements

              In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted
              Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

              In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about
              (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

               In December 2007, the SEC issued Staff Accounting  Bulletin (SAB)
              No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

              In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008
(Unaudited) - Page 5


Note 2       Summary of Significant Accounting Policies - (cont'd)
             ------------------------------------------

             Recent Accounting Pronouncements
             --------------------------------
             consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

             In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.' This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and
             (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

             In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

Innocent, Inc.
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2008
(Unaudited) - Page 6


Note 2       Summary of Significant Accounting Policies - (cont'd)
             ------------------------------------------

             Recent Accounting Pronouncements
             --------------------------------
             In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

Note 3       Stockholders' Equity
             --------------------
             The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

             During the period from September 27, 2006 (inception) to November 30, 2008, the Company issued 4,000,000 shares of common stock at $0.001 per share to its directors for total proceeds of $4,000 and 3,000,000 shares of common stock at $0.010 per share for total proceeds of $30,000.

             To November 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4       Related Party Transactions
             --------------------------

             a) The President of the Company provides management services to the Company. During the three months ended November 30, 2008 management services of $1,000 (November 30, 2007 - $1,000) were charged to operations.

             b) A director of the Company provides consulting services to the Company. During the period ended November 30, 2008 consulting services of $Nil (November 30, 2007 - $900) were charged to operations.

             c) During the year ended August 31, 2008, the President of the Company provided a $8,000 loan to the Company. The loan is payable on demand, unsecured, bears interest at 6.75% per annum and consists of $8,000 of principal, and $235 of accrued interest payable as of November 30, 2008.

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


RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three-month period ended November 30, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary


                                  Three Months             Three Months
                                     Ended                    Ended
                                  November 30,              November 30,
                                     2008                       2007
                                     ----                       ----
Revenue                            $   4,284                $      653
Operating Expenses                 $   7,699                $   12,063
                                   ---------                ----------
Net Loss                           $   6,609                $   12,015
                                   =========                ==========

Revenue
-------
Our gross revenue for the three-month period ended November 30, 2008, was $4,284, compared to $653 for the same period in fiscal 2008. Our cost of sales for the same three-month period ended November 30, 2008 was $3,060 (November 30, 2007: $605) resulting in a gross profit of $1,224 (2007: $48).

Operating Costs and Expenses
----------------------------
The major components of our expenses for the three-month period ended November 30, 2008, and 2007, are outlined in the table below:

                                 Three Months             Three Months
                                     Ended                    Ended
                                  November 30,              November 30,
                                     2008                       2007
                                     ----                       ----
   Accounting and audit fees     $    4,700                  $   1,500
   Consulting                             -                        900
   General and administrative         1,736                        641
   Management                         1,000                      1,000
   Telephone                              -                      2,174
   Travel and promotion                 263                      5,848
                                 ----------                  ---------
                                 $    7,699                  $  12,063
                                 ==========                  =========
Operating Expenses
------------------
The decrease in operating expenses was mainly due to the decrease of $5,585 in travel and promotion expenditures, the decrease in consulting fees of $900, and the decrease of $2,174 in telephone expenses. These decreases were offset by the increase in audit and accounting fees of $3,200 and the increase of $1,095 in general and administrative expenditures. All these increases are associated to the increase in our corporate activities and increase in expenses related to implementation of our business plan.

Liquidity and Capital Resources
-------------------------------

Working Capital
---------------
                                                     Three Months
                                                         Ended        Year Ended
                                                     November 30,     August 31,
                                                         2008            2008
                                                     ------------     ----------

Current Assets                                       $     1,565      $   3,324
Current Liabilities                                      (37,434)       (32,584)
                                                     ------------     ----------
Working Capital Deficiency                           $   (35,869)     $ (29,260)
                                                     ============     ==========

Cash Flows
----------


                                                     Three Months   Three Months
                                                         Ended         Ended
                                                      November 30,  November 30,
                                                          2008          2007
                                                      ------------  ------------


Cash provided by (used for) Operating Activities      $       763   $    (4,255)
Cash provided by Investing Activities                           -             -
Cash provided by Financing Activities                         134        34,000
                                                      -----------   ------------
Net Increase in Cash                                  $       897   $    29,745
                                                      ===========   ============

We had cash of $931, accounts receivable of $284, prepaid expenses of $350 and accounts payable and accrued liabilities of $29,199 and loan payable to related party of $8,235 for a working capital deficiency of $35,869 as of November 30, 2008.

We expect spending approximately $8,000 on the initial testing of new products in the foreign market. As well, we anticipate spending an additional $10,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $18,000. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash Used In Operating Activities
---------------------------------
Our cash balance as of $931 as of November 30, 2008, has increased by $897 during the three months ended November 30, 2008 compared to the cash balance of $34 as of August 31, 2008, primarily due to the sales of $4,284 and the reduction of the accounts receivable of $2,656. The increase in the cash position during the same period in fiscal 2008 was primarily due to the receipt of the proceeds of $34,000 from issuance of our common stock.

Cash From Investing Activities
------------------------------
No cash was used for or provided by investing activities during the three-month period ended November 30, 2008, and 2007. Cash from Financing Activities To November 30, 2008, the Company has funded its initial operations through the issuance of 7,000,000 shares of capital stock for proceeds of $34,000 and gross sales of $9,347. Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern
-------------
The audited financial statements for the year ended August 31, 2008, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $9,347 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at November 30, 2008, our company has accumulated losses of $69,536 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31,2008,our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

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

Off-Balance  Sheet  Arrangements
--------------------------------
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSESS WHICH WE EXPECT TO CONTINUE INTO THE FUTURE.

There is no assurance that our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail. We were incorporated on September 27, 2006 and we have realized revenues of $9,347 during the period from Incorporation on September 27, 2006 to November 30, 2008, while we have incurred net loss of $69,536 in the same period. We have very little operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses which may exceed expected revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS MAY FAIL.

Our business plan calls for ongoing expenses in connection with the marketing and re-sale of food product lines. We have generated $9,347 in revenue from operations to date. In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the funds necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan. We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds presently available to us is through the sale of additional shares of common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal period ended November 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number      Title of Document
-------     -----------------
     3.1    Articles of Incorporation *
     3.2    Bylaws *
    10.1    Sales and Distribution Agreement*
    31.1    Sec.302 Certification of CEO
    31.2    Sec.302 Certification of CFO
    32.1    Sec.906 Certification of CEO
    32.2    Sec.906 Certification of CFO

*Incorporated by reference to similarly numbered exhibits filed with the Company's Registration Statement on Form S-1 on April 3, 2008.

SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innocent, Inc.
                                       /s/ Vera Barinova
                                       -----------------------------
                                       Vera Barinova
                                       President, Chief Executive
                                       Officer, and Director
                                       Dated: January 12, 2009

                                       /s/ Aleksandr Kryukov
                                       -----------------------------
                                       Aleksandr Kryukov
                                       Chief Financial Officer, Secretary
                                       Treasurer, principal accounting
                                       officer and Director
                                       Dated: January 12, 2009