Form 10-Q
period 2009-02-28
Innocent, Inc.
filed 2009-04-14
CIK 1421865

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of  1934

    For the quarterly period ended February 28, 2009.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the transition period _____________ to ______________.


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


                                      None
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 14, 2009, there were 7,000,000 shares of common stock, par value $0.001, outstanding.

                                TABLE OF CONTENT


PART 1. FINANCIAL INFORMATION                                             Page
                                                                          ----

Item 1. Financial Statements                                               F-1
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           13
Item 3. Quantitative and Qualitative Disclosures About Market Risk          18
Item 4. Controls and Procedures                                             18

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings                                                   18
Item 1A.Risk Factors                                                        18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         22
Item 3. Defaults Upon Senior Securities                                     22
Item 4. Submission of Matters to a Vote of Security Holders                 22
Item 5. Other Information                                                   22
Item 6. Exhibits                                                            22

Signatures                                                                  23

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.












                                 INNOCENT, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                February 28, 2009

                                   (Unaudited)












BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENTS OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

                                 INNOCENT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                 February 28,      August 31,
                                                     2009            2008
                                                     ----            ----
                                                  (Unaudited)      (Audited)
                                     ASSETS
                                     ------
Current assets
  Cash                                            $       175     $        34
  Accounts receivable                                     352           2,940
  Prepaid expenses                                        179             350
                                                  -----------     -----------
   Total current assets                                   706           3,324
                                                  -----------     -----------
  Security deposit                                        333             333
                                                  -----------     -----------
Total assets                                      $     1,039     $     3,657
                                                  ===========     ===========

                        LIABILITIES & STOCKHOLDERS'EQUITY
                        ---------------------------------

Current liabilities
  Accounts payable and accrued liabilities        $    33,348     $    24,483
  Loan payable - related party                         12,416           8,101
                                                  -----------     -----------
   Total current liabilities                           45,764          32,584
                                                  -----------     -----------

Stockholders' Equity
Common stock $0.001 par value;
  75,000,000 shares authorized;
  7,000,000 shares issued and outstanding               7,000           7,000
Additional paid-in capital                             27,000          27,000
Deficit accumulated during the development stage   (   78,725)     (   62,927)
                                                  -----------     -----------
Total Stockholders' Equity                         (   44,725)     (   28,927)
                                                  -----------     -----------
Total Liabilities and Stockholders' Equity        $     1,039     $     3,657
                                                  ===========     ===========





 The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three months     Three months      Six months     Six months     September 27,2006
                                         Ended            Ended            Ended          Ended       (Inception) Through
                                       February 28,    February 29,      February 28,   February 29,       February 28,
                                          2009             2008             2009           2008               2009
                                          ----             ----             ----           ----               ----
Sales                                 $     2,352      $    1,470       $    6,636      $    2,123          $   11,699
Cost of goods sold                          1,680           1,050            4,740           1,655               8,495
                                      -----------      ----------       ----------      ----------          ----------
Gross profit                                  672             420            1,896             468               3,204
                                      -----------      ----------       ----------      ----------          ----------
Operating Expenses:
 Accounting and audit fees            $     3,250      $    3,500       $    7,950      $    5,000          $   25,550
 Consulting                                 2,000           1,500            2,000           2,400              15,400
 General and administrative                 3,430           3,571            5,166           4,212              25,944
 Management                                 1,000           1,000            2,000           2,000               4,000
 Organization costs                             -               -                -               -                 480
 Telephone                                      -               -                -           2,174               2,174
 Travel and promotion                           -             892              263           6,740               7,965
                                      -----------      ----------       ----------      ----------          ----------
                                            9,680          10,463           17,379          22,526              81,513
                                      -----------      ----------       ----------      ----------          ----------
Loss from operations                    (   9,008)      (  10,043)       (  15,483)      (  22,058)           ( 78,309)
Other income (expense)
 Interest expense                       (     181)              -        (     315)              -            (    416)
                                      -----------      ----------       ----------      ----------          ----------
Income (loss) before provision
for income tax                          (   9,189)       ( 10,043)       (  15,798)      (  22,058)           ( 78,725)
Provision for income tax                        -               -                -               -                   -
                                      -----------      ----------       ----------      ----------          ----------
Net income (loss)                     $ (   9,189)     $ ( 10,043)      $(  15,798)     $(  22,058)         $ ( 78,725)
                                      ===========      ==========       ==========      ==========          ==========
Net income (loss) per share           $ (    0.01)     $ (   0.01)      $(    0.01)     $(    0.01)
                                      ===========      ==========       ==========      ==========
Weighted average number of
common shares outstanding               7,000,000       7,000,000        7,000,000       6,142,857
                                      ===========      ==========       ==========      ==========


 The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months      Six Months     September 27,2006
                                                           Ended           Ended       (Inception) Through
                                                        February 28,     February 29,      February 28,
                                                           2009             2008              2009
                                                           ----             ----              ----
Operating Activities:
   Net income (loss)                                   $(  15,798)      $(  22,058)       $(  78,725)
   Adjustment to reconcile net income to net cash
   provided by (used for) operating activities:
     Accounts receivable                                    2,588        (   1,623)        (     352)
     Prepaid expenses                                         171                -         (     179)
     Security deposit                                           -        (     333)        (     333)
     Accounts payable and accrued liabilities               8,865           10,882            33,348
                                                       ----------       ----------        ----------
          Net cash provided by (used for) operating
          activities                                    (   4,174)       (  13,132)        (  46,241)
                                                       ----------       ----------        ----------
Financing Activities:
   Proceeds from issuance of common stock                       -           34,000            34,000
   Loan payable - related party                             4,315                -            12,416
                                                       ----------       ----------        ----------
          Net cash provided by (used for) financing
          activities                                        4,315           34,000            46,416
                                                       ----------       ----------        ----------
Net Increase In Cash                                          141           20,868               175

Cash At The Beginning Of The Period                            34                -                 -
                                                       ----------       ----------        ----------
Cash At The End Of The Period                          $      175       $   20,868        $      175
                                                       ==========       ==========        ==========

Schedule Of Non-Cash Investing And Financing
--------------------------------------------
Activities - None
----------

Supplemental Disclosure
-----------------------
  Cash paid for:
       Interest                                         $        -      $        -        $         -
                                                        ==========      ==========        ===========
       Income Taxes                                     $        -      $        -        $         -
                                                        ==========      ==========        ===========


 The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            September 27, 2006 (Inception) Through February 28, 2009
                                   (Unaudited)



                                                                                                              Deficit
                                                                                                            Accumulated
                                                             Common Shares        Additional                During the
                                                         ----------------------    Paid-in    Subscription  Development
                                                         Number       Par Value    Capital     Receivable      Stage       Total
                                                         ------       ---------    -------     ----------       -----      -----
Balances, September 27, 2006,
 Common stock subscription at $0.001                    4,000,000     $   4,000  $       -    $(   4,000)    $       -   $      -
Net gain (loss) for the period ended
August 31, 2007                                                 -             -          -             -      (  3,980)   ( 3,980)
                                                        ---------     ---------  ---------    ----------     ----------  ---------
Balances, August 31, 2007                               4,000,000         4,000          -     (   4,000)     (  3,980)   ( 3,980)
                                                        ---------     ---------  ---------    ----------     ----------  ---------
Issued for cash:
Subscription paid for                                           -             -          -         4,000             -      4,000
Common stock October, 2007 - at $0.010                  3,000,000         3,000     27,000             -                   30,000
Net gain (loss) for the year ended August 31, 2008              -             -          -             -      ( 58,947)   (58,947)
                                                        ---------     ---------  ---------    ----------     ----------  ---------
Balances, August 31, 2008                               7,000,000         7,000     27,000             -      ( 62,927)   (28,927)

Net gain (loss) for the period ended February 29, 2008          -             -          -             -      (  15,798)  (15,798)
                                                        ---------     ---------  ---------    ----------     ----------  ---------
Balances, February 28, 2009                             7,000,000     $   7,000  $  27,000    $        -     $(  78,725) $(44,725)
                                                        =========     =========  =========    ==========     ==========  =========



 The accompanying notes are an integral part of these financial statements

                                 INNOCENT, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2009
                                   (Unaudited)

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

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $45,058, and has  accumulated  deficit  of  $78,725  since  inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2008, included in the Company's annual report on the From 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.


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

                                 INNOCENT, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2009
                                   (Unaudited)


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

              Advertising and Promotion
              -------------------------
              The Company's expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the periods ended February 28, 2009 and February 29, 2008 were $0.

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

                                 INNOCENT, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2009
                                   (Unaudited)



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

              Income Taxes
              -------------
              The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

                                 INNOCENT, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2009
                                   (Unaudited)

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

                                 INNOCENT, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2009
                                   (Unaudited)


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements
              --------------------------------
              In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related
              Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

             In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity

                                 INNOCENT, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2009
                                   (Unaudited)


Note 2       Summary of Significant Accounting Policies - (cont'd)
             ------------------------------------------

             Recent Accounting Pronouncements
             --------------------------------
             Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.


Note 3        Stockholders' Equity
              -------------------
              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During the period from September 27, 2006 (inception) to November 30, 2008, the Company issued 4,000,000 shares of common stock at $0.001 per share to its directors for total proceeds of $4,000 and 3,000,000 shares of common stock at $0.010 per share for total proceeds of $30,000.

              To February 28, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4        Related Party Transactions
              --------------------------

              a) The President of the Company provides management services to the Company. During the six months ended February 28, 2009 management services of $2,000 (February 29, 2008 - $2,000) were charged to operations.

              b) A director of the Company provides consulting services to the Company. During the period ended February 28, 2009 consulting services of $2,000 (February 29, 2008 - $2,400) were charged to operations.

              c) During the period from inception to February 28, 2009, the President of the Company provided a $12,000 loan to the Company. The loan is payable on demand, unsecured, bears interest at 6.75% per annum and consists of $12,000 of principal, and $416 of accrued interest payable as of February 28, 2009.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the six-month period ended February 28, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.


Financial Data Summary
----------------------

                                   Six Months               Six Months
                                     Ended                    Ended
                                  February 28,              February 29,
                                     2009                       2008
                                     ----                       ----
Revenue                            $   6,636                $    2,123
Operating Expenses                 $  17,379                $   22,526
                                   ---------                ----------
Net Loss                           $  15,798                $   22,058
                                   =========                ==========

Revenue
-------
Our gross revenue for the six-month period ended February 28, 2009, was $6,636, compared to $2,123 for the same period in fiscal 2008. Our cost of sales for the same six-month period ended February 28, 2009 was $4,740 (February 29, 2008:
$1,655) resulting in a gross profit of $1,896 (2007: $468).

Operating Costs and Expenses
----------------------------
The major components of our expenses for the six-month period ended February 28, 2009, and February 29, 2008, are outlined in the table below:

                                      Six Months            Six Months
                                        Ended                 Ended
                                      February 28,         February 29,
                                         2009                  2008
                                         ----                  ----

   Accounting and audit fees         $     7,950            $   5,000
   Consulting                              2,000                2,400
   General and administrative              5,166                4,212
   Management                              2,000                2,000
   Telephone                                   -                2,174
   Travel and promotion                      263                6,740
                                     -----------            ---------
                                     $    17,379            $  22,526
                                     ===========            =========
Operating Expenses
------------------
The decrease in operating expenses was mainly due to the decrease of $6,477 in travel and promotion expenditures, the decrease in consulting fees of $400, and the decrease of $2,174 in telephone expenses. These decreases were offset by the increase in audit and accounting fees of $2,950 and the increase of $954 in general and administrative expenditures. All these increases are associated to the increase in our corporate activities and increase in expenses related to implementation of our business plan.

Liquidity and Capital Resources
-------------------------------

Working Capital
---------------
                                                      Six Months
                                                         Ended        Year Ended
                                                      February 28,    August 31,
                                                         2009            2008
                                                     ------------     ----------

Current Assets                                       $       706      $   3,324
Current Liabilities                                      (45,764)       (32,584)
                                                     ------------     ----------
Working Capital Deficiency                           $   (45,058)     $ (29,260)
                                                     ============     ==========

Cash Flows
----------


                                                       Six Months    Six Months
                                                         Ended         Ended
                                                      February 28,  February 29,
                                                          2009          2008
                                                      ------------  ------------


Cash provided by (used for) Operating Activities      $    (4,174)  $  ( 13,132)
Cash provided by Investing Activities                           -             -
Cash provided by Financing Activities                       4,315        34,000
                                                      -----------   ------------
Net Increase in Cash                                  $       141   $    20,868
                                                      ===========   ============

We had cash of $175, accounts receivable of $352, prepaid expenses of $179, accounts payable and accrued liabilities of $33,348 and loan payable to related party of $12,416 for a working capital deficiency of $45,058 as of February 28, 2009.

We expect spending approximately $10,000 on the initial testing of new products in the foreign market. As well, we anticipate spending an additional $12,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $22,000. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

In the future, in addition to equity financing, we may rely on loans from our Directors and officers to continue our operations; however, there are no assurances that our Directors will provide us with any additional funds. Currently, we do not have any arrangements for additional financing. If we are not able to obtain needed financing, we may have to cease operations.

Cash Used In Operating  Activities
----------------------------------
Our cash balance of $175 as of February 28,2009,has increased by $141 during the six months ended February 28, 2009, compared to the cash balance of $34 as of August 31, 2008, primarily due to the sales of $6,636 and the reduction of the accounts receivable of $2,588.The increase in the cash position during the same period in fiscal 2008 was primarily due to the receipt of the proceeds of $34,000 from issuance of our common stock and revenue from sales of $2,123.

Cash From Investing Activities
------------------------------
No cash was used for or provided by investing activities during the six-month period ended February 28, 2009, and February 29, 2008.

Cash from  Financing Activities
-------------------------------
To February 28, 2009, the Company has funded its initial operations through the issuance of 7,000,000 shares of capital stock for proceeds of $34,000 and gross sales of $11,699. Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern
-------------
The audited financial statements for the year ended August 31, 2008, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $11,699 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at February 28, 2009, our company has accumulated losses of $78,725 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at February 28, 2009, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal period ended February 28, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSESS WHICH WE EXPECT TO CONTINUE INTO THE FUTURE.

There is no assurance that our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail. We were incorporated on September 27, 2006 and we have realized revenues of $11,699 during the period from Incorporation on September 27, 2006 to February 28, 2009, while we have incurred net loss of $78,725 in the same period. We have very little operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses which may exceed expected revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS MAY FAIL.

Our business plan calls for ongoing expenses in connection with the marketing and re-sale of food product lines. We have generated $11,699 in revenue from operations to date. In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the funds necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan. We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds presently available to us is through the sale of additional shares of common stock.

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


Innocent, Inc.
                                       /s/ Vera Barinova
                                       -----------------------------
                                       Vera Barinova
                                       President, Chief Executive
                                       Officer, and Director
                                       Dated: April 14, 2009

                                       /s/ Aleksandr Kryukov
                                       -----------------------------
                                       Aleksandr Kryukov
                                       Chief Financial Officer, Secretary
                                       Treasurer, principal accounting
                                       officer and Director
                                       Dated: April 14, 2009