Form 10-K
period 2009-08-31
Innocent, Inc.
filed 2009-12-28
CIK 1421865

UNITED STATES
                            SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended August 31, 2009

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from to

                       Commission file number 333-150061

                                 INNOCENT, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

               Nevada                                    98-0585268
    ------------------------                      ------------------------
   (State  of  incorporation)                      (I.R.S.  Employer  ID  No.)

                 2000 NE 22nd ST, Wilton Manors, Florida, 33305

                  -------------------------------------------
         (Address of principal executive officers, including Zip Code)

                                 (828)489-9408
                                 -------------
                          (Issuer's Telephone Number)

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

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

--------------------------------------------------------------------------------

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at August 31, 2009, computed by reference to the $0.010 Registration Statement per-share price on August 31, 2009, was $30,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of December 15, 2009, there were 30,000,000 shares of common stock, par value $0.001, outstanding.

DOCUMENTS  INCORPORATED  BY  REFERENCE:

None.

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [X]

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       Page
                                                                       No.
                                                                       -------
                                     Part I

Item 1.   Business                                                         5
Item
1A.       Risk Factors                                                     6
Item 2.   Properties                                                       8
Item 3.   Legal Proceedings                                                8
Item 4.   Submission of Matters to a Vote of Securities Holders            8

                                    Part II

Item 5.   Market  for  Registrant's  Common  Equity,  Related  Stockholder
           Matters and Issuer Purchases of Equity Securities               8
Item 7.   Management's  Discussion  and  Analysis  of  Financial
          Conditionand Results of Operation                               10
Item 8.   Financial Statements                                            14
Item 9.   Changes  in  and  Disagreements  with  Accountants  on
           Accounting and Financial Disclosure                            15
Item
9A.       Controls and Procedures                                         15

                                    Part III

Item 10.  Directors and Executive Officers                                16
Item 11.  Executive Compensation                                          17
          Security  Ownership  of  Certain  Beneficial Owners and
Item 12.  Management
           and Related Stockholder Matters                                18
Item 13.  Certain  Relationships  and  Related  Transactions  and
            Director Independence                                         18
Item 14.  Principal Accounting Fees and Services                          20

                                    Part IV
                                                                          20
Item  15.     Exhibits

              Signatures                                                  21

--------------------------------------------------------------------------------

                                     PART I

FORWARD  LOOKING  STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

-  the  uncertainty  of  profitability  based  upon  our  history  of  losses;
- risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
-  risks  related  to  our  international  operations;
-  risks  related  to  product  liability  claims;
- other risks and uncertainties related to our business plan and business strategy.

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

As used in this annual report, the terms "we", "us", "our", the "Company" and "Innocent" mean Innocent, Inc., unless otherwise indicated.
                                       4
--------------------------------------------------------------------------------

ITEM  1.  BUSINESS

GENERAL  INFORMATION  ABOUT  OUR  COMPANY

Innocent, Inc. ("Company") was organized September 27, 2006 under the laws of the State of Nevada for the purpose of selling new food products produced or developed by North American companies to foreign markets. On August 31, 2009, the Company discontinued its involvement in the sales of tea due to a strategic change in business focus by the acquisition of mineral rights as disclosed in the Company's 8-K filed with the SEC on September 2, 2009. The Company currently has limited operations or realized revenues from its planned principle business purpose and, in accordance with Statement of Financial Accounting Standard
(SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a Development Stage Enterprise.

On September 1, 2009 the company acquired mining operations in an active working gold mine. The Board of Directors approved the Purchase Agreement from Global Finishing, Inc. (Frankfurt:G8BA) a Nevada Corporation, to purchase its interest in the Maria Olivia Concessions and Miranda PLSA, located in Ecuador, within the prospective gold and silver bearing vein systems. Global Finishing Inc. acquired the concessions from Companis Minera Monte-Verde S.A. Comimontsa in a 100% share exchange for 6,000,000 Global Finishing Inc., Regulation S common shares which represented 22.8% of its shares. Global Finishing Inc. also acquired interest in Miranda PLSA in April 2009 which will result in 100% ownership following the payment of $2,000,000. The initial payment of $500,000 was paid resulting in a 20% interest in the profit from the site. Global Finishing, Inc. spent $385,000 for the mill upgrades which resulted in an increase from 60t per day to 130t per day. This increase in output is expected to cover the balance of the payments to be made for 100% of the profits. Global Finishing Inc. at the time was using contract labor for the mineral extraction; this practice will continue through the end of the year and starting next year the current miners will become employees of the company. The company will provide additional information on the mining business in the first quarter report after meeting with the holder of the rights that were transferred to Global Finishing and Ecuador mining officials concerning the company obligations and new mining laws and procedures. Company management will meet with officials in Ecuador the second week of January 2010 to finalize the methods of operations and insure we are in compliance with new laws and procedures that go into effect on January 1, 2010. At this time the Ecuador year end summary of operations and financial information will be available. We expect that from the management estimates submitted by Global Finishing Inc concerning the profit percent earned (20%) during the period Innocent Inc., was the transferee of the Global agreement, said profits earned should be sufficient to cover the second payment of 500,000 due under the assumed terms and conditions of the Global Finishing Inc. agreement.

Compliance  with  Environmental  Laws
-------------------------------------
We are not aware of any environmental laws violations or issues related to the company property in Ecuador.

Employees
---------
We have no full-time employees at the present time but it is expected that the current contract labor force working the mining operations will become employees of the company indirectly via a company set up in Ecuador. This issue will be determined in a meeting in Ecuador the first week of January 2010.

                                       5
--------------------------------------------------------------------------------

 Reports  to  Securities  Holders
 --------------------------------
We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM  1A.  RISK  FACTORS

WE  FACE  RISKS  ASSOCIATED  WITH  OPERATE  IN  A  FOREIGN  COUNTRY

We are subject to the risks generally associated with doing business abroad. These risks include foreign laws and regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries to which we sell products.

WE MAY BE ADVERSELY AFFECTED BY VALUE OF OUR PRODUCT GIVEN IT IS SET BY WORLD DEMAND AND BEYOND OUR CONTROL

We face risks of losses in inventory value given the nature of the valuation of precious metals. The value of such metals is determined by the demand for them on a global scale and is beyond our control. While we do not anticipate there to be a significant decrease in the value of precious metals, we cannot guarantee any such change in value.

THERE IS SUBSTANTIAL UNCERTAINTY AS TO WHETHER WE WILL CONTINUE OPERATIONS. If we discontinue operations, you could lose your investment. Our auditors have discussed their uncertainty regarding our business operations in their audit report dated December 22,, 2009. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

WE  LACK  AN  OPERATING  HISTORY

There is no assurance that our future operations will result in continued profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail. We have very little operating history upon which an evaluation of our future success. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

                                       6
--------------------------------------------------------------------------------

BECAUSE OUR MANAGEMENT DOES NOT HAVE PRIOR EXPERIENCE IN MINING, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our current directors do not have experience in the mining industry. As a result, we may not be able to recognize and take advantage of opportunities without the aid of qualified marketing and business development consultants. Our directors' decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

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

In  addition  to  the  "penny  stock"  rules  promulgated  by the Securities and
Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers' requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.
                                       7
--------------------------------------------------------------------------------

ITEM 2. PROPERTIES On September 1, 2009 the company acquired mining operations in an active working gold mine as indicated in the company 8K filing. The Board of Directors approved the Purchase Agreement from Global Finishing, Inc. (Frankfurt:G8BA) a Nevada Corporation, to purchase its interest in the Maria Olivia Concessions and Miranda PLSA, located in Ecuador. Due to changes in the mining operations laws and procedures to take effect on January 1, 2010, updated information concerning the leasehold rights and obligations will be reported and disclosed in the first quarter filing. With the excepting of contract workers becoming company employees and certain reporting requirement changes to the Government of Ecuador, we do not expect any adverse conditions resulting in the lease assumption from Global Finishing.

ITEM  3.  LEGAL  PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2009.

PART  II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market  Information

Our shares of common stock commenced quotation on the OTC Bulletin Board under the symbol INCT on June 3, 2008.

The company stock started active trading in September 2009. The range of high and low bid quotations for the common stock as reported by the OTC Bulletin Board for the respective market on which our common stock has been listed during the period September thru December 2009, has been in a range of .40 low and $1.37 high with a current price of $1.19 at December 24, 2009.


(b)  Holders  of  Common  Stock

We have approximately 32 shareholders of record, and 30,000,000 shares outstanding with an approximate float of 3,000,000 shares as of December 22, 2009. Because of our small shareholder base, our stock may not experience high volume trading in the near future. We anticipate to have more shareholders in the future, but cannot guarantee any such happening.

                                       8
--------------------------------------------------------------------------------

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

Recent  Sales  of  Unregistered  Securities
-------------------------------------------

On September 19, 2009 convertible notes in the amount of $10,000.00 were converted to 10,000,000 shares of rule 144 restricted common stock.

We completed an offering of 4,000,000 shares of our common stock at a price of $0.001 per share to our directors Vera Barinova (3,000,000) and Aleksandr Kryukov (1,000,000), on October 23, 2007. The total amount received from this offering was $4,000. We completed this offering pursuant to Regulation S of the Securities Act. Since the resignation of these Directors and Officers that was announced August 12, 2009, it has been over 90 days, so these shares may be privately sold by the parties or deposited in trading accounts and redeemed as free trading.

We completed an offering of 3,000,000 shares of common stock at a price of $0.010 per share to a total of 30 purchasers on October 27, 2007. The total amount received from this offering was $30,000. We completed this offering pursuant to Regulation S of the Securities Act. These shares have been privately sold by the selling share holders and as of this report 1,200,000 have been deposited in accounts for active trading.

The offer and sale of all Shares of our common stock listed to the previous officers and directors and the selling shareholders identified in the S-1 were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act. The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the Shares directly or indirectly for the account or benefit of a United States Person. None of the funds used by the Subscriber to purchase the Units have been obtained from United States Persons. For purposes of this Agreement, "United States Person" within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means:
                                       9
--------------------------------------------------------------------------------

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

There  have  been  no  issuances  of  preferred  stock.

Issuer  Purchases  of  Equity  Securities
-----------------------------------------

We did not repurchase any of our equity securities during the years ended August 31, 2009 or 2008.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our  Current  Business
----------------------

RESULTS  OF  OPERATIONS

The following is a discussion and analysis of our results of operation for the years ended August 31, 2009 and 2008, and the period of September 27, 2006 (Inception) to August 31, 2009 and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

                                                 Year Ended August 31,
                                                                                September 27, 2006
                                                                              (Inception) to August
                                                2009             2008                31, 2009
                                           ---------------  ----------------  ----------------------
Revenue                                      $          -     $           -     $                 -
Operating Expenses                                (28,587)          (60,154)                (92,721)
Other Expenses                                       (843)             (101)                   (944)
Income from Discontinued Operations                 1,544             1,308                   2,852
                                           ---------------  ----------------  ----------------------
Net Loss                                     $    (27,886)    $     (58,947)    $           (90,813)
                                           ===============  ================  ======================

                                       10
--------------------------------------------------------------------------------

Revenue
-------

Our gross revenue for the years ended August 31, 2009 and 2008 was $0 and $0 since the company decided to discontinue the tea business. Revenues and associated costs from the tea business are shown as income from discontinued operations.

Operating  Costs  and  Expenses
-------------------------------
The major components of our expenses for the years ended August 31, 2009 and 2008, and for the period from September 27, 2006 (Inception) through August 31, 2009, are outlined in the table below:

                                      Year Ended August 31,
                                                                    September 27, 2006
                                                                  (Inception) to August
                                      2009            2008               31, 2009
                                  -------------  --------------  ------------------------
Accounting and audit fees           $    15,325    $     14,100    $               32,925
Consulting                                5,544          13,400                    18,944
General and administrative                4,455          20,778                    25,233
Management                                3,000           2,000                     5,000
Organization costs                            -               -                       480
Telephone                                     -           2,174                     2,174
Travel and promotion                        263           7,702                     7,965
Total operating expenses            $    28,587    $     60,154    $               92,721

Operating  Expenses

The decrease our operating costs for the year ended August 31, 2009, compared to the year ended August 31, 2008, was due to the decrease in general and administrative costs, consulting fees, travel expenses. All these decreases are associated with the change in activities and related to implementation of our business plan.

--------------------------------------------------------------------------------

                               Liquidity and Capital Resources

Working Capital
--------------------------------
                                           Year Ended August 31,
                                        2009                 2008
                                  ------------------  --------------------
Current Assets                      $             -     $           3,324
Current Liabilities                          56,813                32,584
                                  ------------------  --------------------
Working Capital Deficiency          $       (56,813)    $         (29,260)
                                  ==================  ====================


Cash Flows
--------------------------------

                                           Year Ended August 31,
                                                                            September 27, 2006
                                                                              (Inception) to
                                        2009                 2008             August 31, 2009
                                  ------------------  --------------------  ------------------
Cash used in Operating
 Activities                         $        (5,776)    $         (42,067)    $       (47,843)
Cash Used in Investing
 Activities                                       -                     -                   -
Cash Provided by Financing
 Activities                                   5,742                42,101              47,843
                                  ------------------  --------------------  ------------------
Net Change in Cash                  $           (34)    $              34     $             -
                                  ==================  ====================  ==================

We had cash of $0, accounts receivable of $0, accounts payable and accrued liabilities of $42,970 and loan payable of $13,843 for a working capital deficiency of $56,813 as of August 31, 2009. Further, we had cash of $34, accounts receivable of $2,940, accounts payable and accrued liabilities of $24,483 and a loan payable of $8,101 for a working capital deficiency of $29,260 as of August 31, 2008.

Cash  Used  In  Operating  Activities
-------------------------------------

We used cash in operating activities in the amount of $5776 and $42,067 during the years ended August 31, 2009 and 2008 and $47,843 during the period of inception to August 31, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash  From  Investing  Activities
---------------------------------

No cash was used or provided in investing activities during the years ended August 31, 2009 or 2008 or the period of inception to August 31, 2009.

Cash  from  Financing  Activities
---------------------------------

To August 31, 2009, the Company has mostly funded its initial operations through the issuance of 7,000,000 shares of capital stock for proceeds of $34,000. The Company has also received a related party loan of $5,000 and $8,000 during the years ended August 31, 2009 and 2008 for a total of $13,000 from the date of inception to August 31, 2009. Accrued interest on this loan amounts to $843 as of August 31, 2009.
                                       12

--------------------------------------------------------------------------------

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

Going  Concern
--------------
The audited financial statements for the years ended August 31, 2009 and 2008 with cumulative totals from inception, included in this annual report, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at August 31, 2009, our company has accumulated losses of $90,813 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future  Financings
------------------
We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Off-Balance  Sheet  Arrangements
--------------------------------
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

                                       13
--------------------------------------------------------------------------------

ITEM  8.  FINANCIAL  STATEMENTS



                                 INNOCENT, INC.

                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                            August 31, 2009 and 2008

BALANCE  SHEET

STATEMENTS  OF  OPERATIONS

STATEMENTS  OF  CASH  FLOWS

STATEMENTS  OF  STOCKHOLDERS'  EQUITY

NOTES  TO  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

                                 INNOCENT, INC.
                         (A Development Stage Company)

                              Financial Statements
                            August 31, 2009 and 2008

                                    CONTENTS

                                                                        Page(s)
                                                                        =======
Report of Independent Registered Public Accounting Firm                   F-1

Balance Sheets as of August 31, 2009 and 2008                             F-2

Statements  of  Operations  for the years ended August 31, 2009 and 2008 and the period of September 27, 2006 (Inception) to
August 31, 2009                                                           F-3

Statement of Changes in Stockholders' Deficit cumulative from
September 27, 2006 (inception) to August 31, 2009                         F-4

Statement  of  Cash  Flows  for the years ended August 31, 2009 and 2008 and the period of September 27, 2006 (Inception) to
August 31, 2009                                                           F-5

Notes to the Financial Statements                                       F6 - F11

--------------------------------------------------------------------------------

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

To  the  Board  of  Directors  and  Stockholders
Innocent,  Inc.

We have audited the accompanying balance sheets of Innocent, Inc. (a development stage company) (the Company) as of August 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and the period September 27, 2006 (inception) through August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innocent, Inc. as of August 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended, and the period from September 27, 2006 (inception) through August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in financial statement Note 2, the Company has incurred losses since inception, and has not engaged in any operations. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  EddyChin,  Chartered  Accountant
Eddy  Chin,  Chartered  Accountant
Thornhill,  Ontario
December  22,  2009


                                      F-1
--------------------------------------------------------------------------------

                                 INNOCENT, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                                                                          August 31
                                                                                    2009            2008
                                                                                -------------  ---------------
                                    ASSETS
Current assets
   Cash                                                                           $        -     $         34
   Accounts receivable                                                                     -            2,940
   Prepaid expenses                                                                        -              350
                                                                                -------------  ---------------
Total current assets                                                                       -            3,324
                                                                                -------------  ---------------

   Security deposit                                                                        -              333
                                                                                -------------  ---------------

Total assets                                                                      $        -     $      3,657
                                                                                =============  ===============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued liabilities                                       $   42,970     $     24,483
   Loan payable - related party                                                       13,843            8,101
                                                                                -------------  ---------------
Total current liabilities                                                             56,813           32,584
                                                                                -------------  ---------------

Stockholders' Deficit
   Common stock, $.001 par value; 75,000,000 shares authorized; 7,000,000
    issued and outstanding                                                             7,000            7,000
   Additional paid in capital                                                         27,000           27,000
   Deficit accumulated during the development stage                                  (90,813)         (62,927)
                                                                                -------------  ---------------
Total stockholders' deficit                                                          (56,813)         (28,927)
                                                                                -------------  ---------------

Total liabilities and stockholders' deficit                                       $        -     $      3,657
                                                                                =============  ===============

                 See accompanying notes to financial statements


                                      F-2
--------------------------------------------------------------------------------

                                 INNOCENT, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                           Year ended August 31,
                                                                                             September 27,
                                                                                            2006 (inception)
                                                                                             to August 31,
                                                        2009                 2008                 2009
                                                  ------------------  -------------------  ------------------
Revenues                                            $             -     $              -     $             -
                                                  ------------------  -------------------  ------------------
Operating expenses
  Professional fees                                          23,869               43,542              56,869
  Travel and promotion                                          263                7,702               7,965
  Other general & administrative                              4,456                8,910              27,888
                                                  ------------------  -------------------  ------------------
Total operating expenses                                     28,587               60,154              92,721
                                                  ------------------  -------------------  ------------------

Loss from operations                                        (28,587)             (60,154)            (92,721)

Other expense
  Interest expense                                             (843)                (101)               (944)
                                                  ------------------  -------------------  ------------------
Total other expense                                            (843)                (101)               (944)
                                                  ------------------  -------------------  ------------------

Loss from continuing operations                             (29,430)             (60,255)            (93,665)

Income from discontinued operations                           1,544                1,308               2,852

Net loss                                            $       (27,886)    $        (58,947)    $       (90,813)
                                                  ==================  ===================  ==================

Basic and diluted loss per common share             $         (0.00)    $          (0.01)
                                                  ==================  ===================

Weighted average shares outstanding                       7,000,000            5,824,658
                                                  ==================  ===================


                 See accompanying notes to financial statements

--------------------------------------------------------------------------------

                                 INNOCENT, INC.
                         (A Development Stage Company)
                 Statement of Changes in Stockholders' Deficit
          Period of September 27, 2006 (Inception) to August 31, 2009

                                                                        Common Stock   Additional
                                                                      ----------------  Paid-in   Subscription Accumulated
                                                                       Shares   Amount   Capital   Receivable    Deficit     Total
                                                                      --------- ------ ---------- ------------ ----------- ---------
Balance, September 27, 2006 (Inception)                                       - $    -    $     -     $     -    $      -  $      -
Common stock subscription, $0.001                                     4,000,000  4,000                 (4,000)          -         -
Net loss for period ended August 31, 2007                                     -      -          -                  (3,980)   (3,980)
                                                                      --------- ------ ---------- ------------ ----------- ---------
Balance, August 31, 2007                                              4,000,000  4,000          -      (4,000)     (3,980)   (3,980)

Collection of subscription receivable                                         -      -          -       4,000           -     4,000
Common stock issued for cash, $0.01 per share, October 2007           3,000,000  3,000     27,000           -           -    30,000
Net loss for the year ended August 31, 2008                                   -      -          -                 (58,947)  (58,947)
                                                                      --------- ------ ---------- ------------ ----------- ---------
Balance, August 31, 2008                                              7,000,000  7,000     27,000           -     (62,927)  (28,927)

Net loss for the year ended August 31, 2009                                   -      -          -           -     (27,886)  (27,886)
                                                                      --------- ------ ---------- ------------ ----------- ---------
Balance, August 31, 2009                                              7,000,000 $7,000    $27,000     $     -    $(90,813) $(56,813)


                 See accompanying notes to financial statements

--------------------------------------------------------------------------------

                                 INNOCENT, INC.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows


                                                                                                September
                                                                 Year ended August 31,          27, 2006
                                                                                              (inception) to
                                                                                                August 31,
                                                                 2009            2008              2009
                                                             --------------  --------------  ----------------
Cash flows from operating activities
  Net loss                                                     $   (27,886)    $   (58,947)    $     (90,813)
  Adjustments to reconcile net loss to net cash used in
   operating activities
    Accounts receivable                                              2,940          (2,940)                -
    Prepaid expenses                                                   350            (350)                -
    Security deposit                                                   333            (333)                -
    Accounts payable and accrued liabilities                        18,487          20,503            42,970
                                                             --------------  --------------  ----------------
Net cash used in operating activities                               (5,776)        (42,067)          (47,843)
                                                             --------------  --------------  ----------------

Cash flows from investing activities                                     -               -                 -
                                                             --------------  --------------  ----------------

Cash flows from financing activities
    Loan payable - related party                                     5,742           8,101            13,843
    Proceeds from sale of stock                                          -          34,000            34,000
                                                             --------------  --------------  ----------------
Net cash provided by financing activities                            5,742          42,101            47,843
                                                             --------------  --------------  ----------------

    Net change in cash                                                 (34)             34                 -

    Cash at beginning of period                                         34               -                 -
                                                             --------------  --------------  ----------------

    Cash at end of period                                      $         -     $        34     $           -
                                                             ==============  ==============  ================

Supplemental cash flow Information:
  Cash paid for interest                                       $         -     $         -     $           -
                                                             ==============  ==============  ================
  Cash paid for income taxes                                   $         -     $         -     $           -
                                                             ==============  ==============  ================

                 See accompanying notes to financial statements

                                      F-5
--------------------------------------------------------------------------------

                                 INNOCENT, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

Note  1  -  Nature  of  Business

Innocent, Inc. ("Company") was organized September 27, 2006 under the laws of the State of Nevada for the purpose of selling new food products produced or developed by North American companies to foreign markets. On August 31, 2009, the Company discontinued its involvement in the sales of tea due to a strategic change in business focus by the acquisition of mineral rights as disclosed in the Company's 8-K filed with the SEC on September 2, 2009. The Company currently has limited operations or realized revenues from its planned principle business purpose and, in accordance with Statement of Financial Accounting Standard
(SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a Development Stage Enterprise.

Note  2  -  Significant  Accounting  Policies

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

Cash
----

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of August 31, 2009 or 2008.

Income  taxes
-------------

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes," and clarified by FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB
Statement No. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

--------------------------------------------------------------------------------

                                 INNOCENT, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

Note  2  -  Significant  Accounting  Policies  (continued)

Share  Based  Expenses
----------------------

The Company follows Financial Accounting Standards Board ("FASB") SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

Going  concern
--------------

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

Recent  Accounting  Pronouncements
----------------------------------

In October 2009, the FASB approved for issuance Emerging Issues Task Force ("EITF") issue 08-01, "Revenue Arrangements with Multiple Deliverables." This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.
                                      F-7

--------------------------------------------------------------------------------

                                 INNOCENT, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

Note  2  -  Significant  Accounting  Policies  (continued)

Recent  Accounting  Pronouncements  (continued)
-----------------------------------------------

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, "Measuring Liabilities at Fair Value," ("ASU 2009-05"). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company's adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, "Accounting for Transfers of Financial Assets," and SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 166 revises SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), "Consolidation of Variable Interest Entities," by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.

Note  3  -  Stockholders'  Equity

Common  stock
-------------

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. During the period from September 27, 2006 (inception) to November 30, 2008, the Company issued 4,000,000 shares of its $.001 par common stock to its directors for total cash proceeds of $4,000. Additionally, the Company issues 3,000,000 shares of its common stock for a total cash consideration of $30,000.
                                      F-8
--------------------------------------------------------------------------------

                                 INNOCENT, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

Note  3  -  Stockholders'  Equity  (continued)

Common  stock  (continued)
--------------------------

The Company has not granted any stock options or recorded stock based compensation since its inception on September 27, 2006.

Net  loss  per  common  share
-----------------------------

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period ended September 30, 2009.

Note  4  -  Income  Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 "Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109," when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended September 30, 2009, applicable under FIN 48. As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

--------------------------------------------------------------------------------

                                 INNOCENT, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

Note  4  -  Income  Taxes  (continued)

The component of the Company's deferred tax asset as of August 31, 2009 and 2008 is as follows:

                                                  2009              2008
                                             ---------------  -----------------
     Net operating loss carry forward          $     89,692     $       62,927
     Valuation allowance                            (89,692)           (62,927)
                                             ---------------  -----------------
     Net deferred tax asset                    $          -     $            -
                                             ===============  =================

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

                                                    2009              2008
                                               ---------------  ---------------
     Tax at statutory rate (35%)                 $     31,392     $     22,024
     Increase in valuation allowance                  (31,392)         (22,024)
                                               ---------------  ---------------
     Net deferred tax asset                      $          -     $          -
                                               ===============  ===============

The Company did not pay any income taxes during the years ended August 31, 2009 or 2008

The net federal operating loss carry forward will expire in 2027. This carry forward may be limited upon the consummation of a business combination under IRC
Section  381.

 Note  5  -  Related  Party  Transactions

The President of the Company provides management services to the Company. During the year ended August 31, 2009 management services of $3,000 were charged to operations. A director of the Company provides consulting services to the Company. During the year ended August 31, 2009 consulting services of $2,000 were charged to operations.

During the period from inception to August 31, 2009, a director of the Company provided a $13,000 loan to the Company in regular installments. The loan bears interest at 6.75% per annum, is payable on demand and as such is included in current liabilities. The principal balance of the loan was $8,000 and $13,000 with $101 and $843 of accrued interest payable as of August 31, 2008 and 2009

                                      F-10
--------------------------------------------------------------------------------

                                 INNOCENT, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                            August 31, 2009 and 2008

Note  6  -  Change  in  Registered  Accounting  Firm

The Company's August 31, 2007 financial statements as filed in its S-1 registration statement on April 3, 2008 were audited by Moore & Associates Chartered. These financial statements have been audited by Eddy Chin, Chartered Accountant ("Registered Firm"). The Registered Firm has not audited the Company's balance sheet or statement of operations and statement of cash flows for the period ended August 31, 2007. The Company believes this period is presented accurately and no restatement is necessary.

Note  7  -  Warrants  and  Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company

Note  8  -  Subsequent  Events

The Company has evaluated subsequent events from the balance sheet date through December 22, 2009 and determined there are no events to disclose.


                                      F-11
--------------------------------------------------------------------------------

ITEM  9.  CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM  9A.  CONTROLS  AND  PROCEDURES

Evaluation  of  Disclosure  Controls
------------------------------------

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2009 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations  on  the  Effective  of  Controls
---------------------------------------------

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

                                       15
--------------------------------------------------------------------------------

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Executive  Officers  and  Directors:

-----------------------------------------------------------------------------
Name                           Age          Position
-----------------------------------------------------------------------------

Wayne  A  Doss                 56           President,  Chief  Executive
                                            and  Director



ENRIQUE  J.  L'PEZ  de  MESA   45           Director

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied.

                                       16
--------------------------------------------------------------------------------

ITEM  11:  EXECUTIVE  COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2009 and 2008 awarded to, earned by or paid to our executive officers.

SUMMARY  COMPENSATION  OF  EXECUTIVE  OFFICERS

                                                                          2009          2008
Wayne A. Doss, Chief Executive Officer                                   None
Vera Barinova,Chief Executive Officer thru August 12, 2009         $    3,000.00 $     2,000.00
Aleksandr Kryukov, Chief Financial Officer thru August 12, 2009          None    $     3,400.00

OUTSTANDING  EQUITY  AWARDS  AT  FISCAL  YEAR-END

None

On September 1, 2009 Wayne A. Doss President and CEO, was issued 3,000,000 shares of rule 144 restricted common stock for services.

DIRECTOR  COMPENSATION  TABLE  FOR  FISCAL  2009

Wayne  A.  Doss,  Chief  Executive  Officer         None

Option  Grants  in  2009
------------------------
No  options  were  granted  during  2009  or  2008.

Aggregated  Option  Exercises  in  2009  and  2009  Year-End  Option  Values
----------------------------------------------------------------------------
No  options  were  exercised  by  our Officers or Directors during 2009 or 2008.

Stock  Incentive  Plan  -  Awards  in  2009
-------------------------------------------
During 2009 or 2008, no shares, options or other rights were granted to any of our employees or Officers.


                                       17
--------------------------------------------------------------------------------

Director  Compensation
----------------------

No options were granted or payments made in compensation for services rendered to any Innocent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 22, 2009, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

--------------------------------------------------------------------------------
                                              Amount and
                                              Nature of
Title  of  Class   Name  of                   Beneficial          Percent of
                   Owner                       Ownership            Class
                                                 (1)                  (%)
--------------------------------------------------------------------------------

Common            Wayne  A.  Doss               3,000,000              10%
                  President,  CEO
--------------------------------------------------------------------------------


The percent of class is based on 30,000,000 shares of common stock issued and outstanding as of the date of this annual report.

The Company has no securities authorized for issuance under equity compensation plans.

ITEM  13:  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
INDEPENDENCE

During  the  fiscal  year  ended  August  31,  2009:

a)The President of the Company provides management services to the Company. During the year ended August 31, 2009 management services of $3,000 (August 31, 2008 - $2,000) were charged to operations.

b) A director of the Company provides consulting services to the Company. During the year ended August 31, 2009 consulting services of $Nil (August 31, 2008 - $3,400) were charged to operations.

                                       18
--------------------------------------------------------------------------------

c) During the year ended August 31, 2009, the President of the Company provided a $5,000 loan to the Company. This is in addition to the $8,000 loan provided during the year ended August 31, 2008. The loan is payable on demand, unsecured, bears interest at 6.75% per annum and consists of $13,000 and $8,000 of principal, and $843 and $101 of accrued interest payable as of August 31, 2009 and 2008.

Otherwise, no director and officer, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

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

Director  Independence
----------------------

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Wayne Doss, is also our chief executive officer and chief financial officer. As a result, we do not have any independent directors. As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

                                       19
--------------------------------------------------------------------------------

ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

Our principal accountants, Eddy Chin, Chartered Accountant was retained in December 2009 so no fees were included in August 31 year end and $10,000 will be reflected in the first quarter 2010.) Moore & Associates, Chartered Accountants and Advisors (2008 and 2007), billed the following fees for the services indicated:

                                                    Year Ended August 31,
                                                                              Period ended
                                                                                August 31,
                                                     2009           2008           2007
                                                 -------------  -------------
Audit fees                                       $              $      10,500  $       3,500
Audit-related fees                                                          -              -
Tax fees                                                                    -              -
All other fees                                                              -              -
                                                 -------------  ------------- --------------
Total fee                                        $           -  $      10,500  $       3,500
                                                 =============  ============= ==============

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
                                    PART IV

ITEM  15.  EXHIBITS

(a)  The  following  exhibits  are  included  as  part  of  this  report:

Exhibit
Number   Title  of  Document
------   -----------------

 23.1    Consent  of  Independent  Registered  Public  Accounting  Firm
 31.1    Sec.302  Certification  of  CEO

 32.1    Sec.906  Certification  of  CEO

                                       20
--------------------------------------------------------------------------------

*Incorporated by reference to similarly numbered exhibits filed with the Company's Registration Statement on Form S-1 on April 3, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December  29,  2009                  Innocent,  Inc.


                                     /s/  Wayne  A  Doss
                                     ----------------------------------------
                                     Wayne  A  Doss  President,  Chief Executive
                                     Officer  and  Director
                                    (Principal  Executive  Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/  Wayne  A  Doss
-------------------------------
Wayne  A.  Doss
President,  Chief  Executive
Officer,  and  Director
Dated:  December  29,  2009


                                       21
--------------------------------------------------------------------------------