Form 10-Q
period 2009-11-30
Innocent, Inc.
filed 2010-02-18
CIK 1421865

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

               For the quarterly period ended November 30, 2009.

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


                                2000 NE 22nd ST
                            Wilton Manors, FL 33305
                            -----------------------
              (Address of principal executive offices) (zip code)

                                 (828) 489-9408
                                 --------------
              (Registrant's telephone number, including area code)

                                      None
                                      ----
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 12 2010, there were 30,000,000 shares of common stock, par value $0.001, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 INNOCENT, INC.

                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           November 30, 2009 and 2008

                                  (Unaudited)
BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

                                              INNOCENT, INC.
                                       (A Development Stage Company)
                                              Balance Sheets

                                                                              November 30,     August 31,
                                                                                   2009            2009
                                                                              -------------    -------------
                                                                               (Unaudited)
                                                  ASSETS
Current assets
  Cash                                                                          $     22,764    $         -
                                                                              --------------  -------------
Total current assets                                                                  22,764              -
                                                                              --------------  -------------

  Investment in gold mine (Note 5)                                                 2,000,000              -
                                                                              --------------  -------------

Total assets                                                                    $  2,022,764    $         -
                                                                              ==============  =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued liabilities                                      $     43,270    $    42,970
  Loan payable - related party                                                        34,269         13,843
  Due on gold mine (Note 5)                                                        1,500,000              -
                                                                              --------------  -------------
Total current liabilities                                                          1,577,539         56,813
                                                                              --------------  -------------

Stockholders' Equity (Deficit)
  Common stock, $.001 par value; 75,000,000 shares authorized; 30,000,000 and
   7,000,000 issued and outstanding at November 30, 2009 and August 31, 2009,
   resp.                                                                              30,000          7,000
  Additional paid in capital                                                         517,000         27,000
  Deficit accumulated during the development stage                                  (101,775)       (90,813)
                                                                              --------------  -------------
Total stockholders' equity (deficit)                                                 445,225        (56,813)
                                                                              --------------  -------------

Total liabilities and stockholders' equity (deficit)                            $  2,022,764    $         -
                                                                              ==============  =============

                 See accompanying notes to financial statements

                                               INNOCENT, INC.
                                       (A Development Stage Company)
                                          Statements of Operations

                                                                                        September 27, 2006
                                                   Three months ended November 30,         (inception) to
                                                       2009                2008           November 30, 2009
                                                ------------------  ------------------  --------------------
Revenues                                          $              -    $              -    $                -
                                                ------------------  ------------------  --------------------

Operating expenses
  Professional fees                                          6,636               5,700                63,505
  Travel and promotion                                       3,880                 263                11,845
  Other general & administrative                                 -               1,736                27,887
                                                ------------------  ------------------  --------------------
Total operating expenses                                    10,516               7,699               103,237
                                                ------------------  ------------------  --------------------

Loss from operations                                       (10,516)             (7,699)             (103,237)

Other expense
  Interest expense                                            (446)               (134)               (1,390)
                                                ------------------  ------------------  --------------------
Total other expense                                           (446)               (134)               (1,390)
                                                ------------------  ------------------  --------------------

Loss from continuing operations                            (10,962)             (7,833)             (104,627)

Income from discontinued operations                              -               1,224                 2,852

Net loss                                          $        (10,962)   $         (6,609)   $         (101,775)
                                                ==================  ==================  ====================

Basic and diluted loss per common share           $          (0.00)   $          (0.00)
                                                ==================  ==================

Weighted average shares outstanding                     19,747,253           7,000,000
                                                ==================  ==================

                 See accompanying notes to financial statements


                                              INNOCENT, INC.
                                     (A Development Stage Enterprise)
                                         Statements of Cash Flows

                                                                                           September 27,
                                                                                           2006 (inception)
                                                        Three months ended November 30,    to November 30,
                                                              2009             2008              2009
                                                        -----------------  -------------  -----------------
Cash flows from operating activities
  Net loss                                                $       (10,962)   $    (6,609)   $      (101,775)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Common stock issued for services                                3,000              -              3,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                 -          2,656                  -
    Accounts payable and accrued liabilities                          300          4,716             43,270
                                                        -----------------  -------------  -----------------
Net cash provided by (used in) operating activities                (7,662)           763            (55,505)
                                                        -----------------  -------------  -----------------

Cash flows from investing activities
    Investment in gold mine                                    (2,000,000)             -         (2,000,000)
                                                        -----------------  -------------  -----------------
Cash flows used in investing activities                        (2,000,000)             -         (2,000,000)
                                                        -----------------  -------------  -----------------

Cash flows from financing activities
    Loan payable - related party                                   20,426            134             34,269
    Due on gold mine                                            1,500,000              -          1,500,000
    Common stock issued for gold mine obligation                  500,000              -            500,000
    Common stock issued for conversion of note                     10,000              -             10,000
    Proceeds from sale of stock                                         -              -             34,000
                                                        -----------------  -------------  -----------------
Net cash provided by financing activities                       2,030,426            134          2,078,269
                                                        -----------------  -------------  -----------------

    Net change in cash                                             22,764            897             22,764

    Cash at beginning of period                                         -             34                  -
                                                        -----------------  -------------  -----------------

    Cash at end of period                                 $        22,764    $       931    $        22,764
                                                        =================  =============  =================

Supplemental cash flow Information:
  Cash paid for interest                                  $             -    $         -    $             -
                                                        =================  =============  =================
  Cash paid for income taxes                              $             -    $         -    $             -
                                                        =================  =============  =================

                              See accompanying notes to financial statements

                                 INNOCENT, INC.
                         (A Development Stage Company)

                       NOTES TO THE FINANCIAL STATEMENTS
                           November 30, 2009 and 2008
                                  (Unaudited)

Note 1 Nature and Continuance of Operations

                                  Organization
                                  ------------

The Company was incorporated in the State of Nevada, United States of America on September 27, 2006 and its fiscal year end is August 31. The Company was engaged in sales of new food products produced or developed by North American companies to foreign markets and discontinued that business in August 2009. The Company currently owns a minority interest in an operating Ecuador Gold Mine and rights to a mineral property not currently operating.

                                 Going Concern
                                 -------------

These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $1,554,775, and has accumulated deficit of $101,775 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

                     Unaudited Interim Financial Statements
                     --------------------------------------

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2009, included in the Company's annual report on the From 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

Note 2 Summary of Significant Accounting Policies

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

                                 Innocent, Inc.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                           November 30, 2009 and 2008
                                  (Unaudited)

Note 2 Summary of Significant Accounting Policies - (cont'd)

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

                           Advertising and Promotion
                           -------------------------

The Company's expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the periods ended November 30, 2009 and 2008 were $0.

                            Research and Development
                            ------------------------

Research and development expenditures are expensed as incurred. No such expenses have been incurred during the three months ended November 30, 2009 or 2008.

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

                                 Innocent, Inc.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                           November 30, 2009 and 2008
                                  (Unaudited)

Note 2 Summary of Significant Accounting Policies - (cont'd)

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

                            Stock-based Compensation
                            ------------------------

The Company has not adopted a stock option plan and has not granted any stock options. During the three months ended November 30, 2009, the Company issued 3,000,000 to its president valued at $.001 per share for total consideration of $3,000 of management services. As of November 30, 2009 these services have been performed in full and as such the entire amount is recognized as an expense.

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

                                 Innocent, Inc.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                           November 30, 2009 and 2008
                                  (Unaudited)

Note 2 Summary of Significant Accounting Policies - (cont'd)

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.

                                 Innocent, Inc.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                           November 30, 2009 and 2008
                                  (Unaudited)

Note 2 Summary of Significant Accounting Policies - (cont'd)

                        Recent Accounting Pronouncements
                        --------------------------------

Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.' This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

                                 Innocent, Inc.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                           November 30, 2009 and 2008
                                  (Unaudited)

Note 2 Summary of Significant Accounting Policies - (cont'd)

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

Note 3 Stockholders' Equity The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period from September 27, 2006 (inception) to November 30, 2008, the Company issued 4,000,000 shares of common stock at $0.001 per share to its directors for total proceeds of $4,000 and 3,000,000 shares of common stock at $0.010 per share for total proceeds of $30,000.

During the three months ended November 30, 2009, the Company also issued 3,000,000 shares of its common stock to its president for consideration of services provided. These shares were valued at $.001 per share for total consideration of $3,000. Further during the three months ended November 30, 2009, the Company issued 10,000,000 shares valued at $.001 for the conversion of a $10,000 note payable. Also during the three months ended November 30, 2009, the Company issued 10,000,000 shares of its common stock for the purchase of minority interest in a gold mine. These shares were valued at $.50 per share resulting in total consideration of $500,000.

To November 30, 2009, the Company has not granted any stock options.

Note 4 Related Party Transactions

The President of the Company provides management services to the Company. During the three months ended November 30, 2009 management services of $3,000 (November 30, 2008 - 0) were charged to operations.

Note 5 Investment in Gold Mine

The Company has entered into an agreement to purchase a gold mine located in Ecuador in exchange for common stock and cash. As of November 30, 2009, the Company had issued 10,000,000 shares of its common stock valued at $.50 per share for a total payment of $500,000, leaving $1,500,000 remaining due to complete the purchase of the mine. The Company anticipates to use its share of the profits generated to fulfill this obligation.

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

As of the issue date of this report the company is still waiting for the audit report for the mining operations in Miranda PLSA to be released. We made a trip to Ecuador prior to the issuance of this report but were unable to obtain the data necessary to include in this report to reflect the pay down (credit of profit earned applied against the outstanding note). We have not received official documentation of the credit earned or shortfall toward the note payable if any. We have decided to await the filing of the audited report and at that time will make an official claim of our position in the mining operation based upon the terms of the agreement. We have retained thru Global Finishing (since they have the first hand contact with the parties) Ecuadorian Professionals to speed the process. We are in talks with the mine operator and expect to bring this issue to a conclusion and reflect the results in the second quarter filing. We have taken a worst case position in the financial report for the quarter by reporting the entire note payable of $1,500,000 due and have not applied any estimated reduction in said note against the profit earned from the 20% entitlement. Additionally, Global Finishing paid the first 500,000, which the company issued stock, we have reflected that cost in the financials at year end but have recorded no asset interest or value in the mining operation at this time.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three-month period ended November 30, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

                             Financial Data Summary

                                         Three months ended November 30,
                                            2009               2008
                                       ----------------  -----------------
Revenue                                  $           -     $            -
Operating expenses                             (10,962)            (7,833)
Income from discontinued operations                  -              1,224
                                       ----------------  -----------------
Net loss                                 $     (10,962)    $       (6,609)
                                       ================  =================

Revenue
-------
Our gross revenue for the three-month period ended November 30, 2009, was $0, compared to $0 for the same period in fiscal 2008. Prior revenues and cost of sales have been included in income from discontinued operations.

Operating Costs and Expenses
----------------------------
The major components of our expenses for the three-month period ended November 30, 2009, and 2008, are outlined in the table below:

                                        Three months ended November 30
                                            2009             2008
                                       ---------------  ---------------
Professional fees                        $       6,636    $       5,700
General and administrative                           -            1,736
Travel and promotion                             3,880              263
Interest                                           446              134
                                       ---------------  ---------------
Operating expenses                       $      10,962    $       7,833
                                       ===============  ===============

The increase in operating expenses was mainly due to the increase of $3,617 in travel and promotion expenditures resulting from travel expenses incurred to meet with the parties involved in the acquisition of the gold mine, a $936 increase in professional fees and a $312 increase in interest expense. These increases were offset by a decrease in general and administrative expenses of $1,736. All these increases are associated to the increase in our corporate activities and increase in expenses related to implementation of our business plan.

                        Liquidity and Capital Resources

                                        Three months ended November 30
                                          2009                     2008
                                --------------------------  -------------------
Current assets                    $                22,764     $          1,565
Current liabilities                            (1,577,539)             (37,434)
                                --------------------------  -------------------
Working capital deficiency        $            (1,554,775)    $        (35,869)
                                ==========================  ===================


                                   Cash Flows

                                             Three months ended November 30
                                                  2009                2008
                                          ---------------------  --------------
Cash provided by (used in) operating
 activities                                 $           (7,662)    $        763
Cash flows used in investing activities             (2,000,000)               -
Cash provided by financing activities                2,030,426              134
                                          ---------------------  --------------
Net increase in cash                        $           22,764     $        897
                                          =====================  ==============

We had cash of $22,764, accounts payable and accrued liabilities of $43,270, a loan payable to related party of $34,269 and an amount due on the gold mine of $1,500,000 for a working capital deficiency of $1,554,775 as of November 30, 2009.

Cash Used In Operating Activities
---------------------------------
Our cash balance of $22,764 as of November 30, 2009, has increased by $22,764during the three months ended November 30, 2009 compared to the cash balance of $0 as of August 31, 2009, primarily due to the increase in the shareholder loan.

Cash From Investing Activities
------------------------------
Two million ($2,000,000.00) cash was used by investing activities during the three-month period ended November 30, 2009 as a result of an investment in a gold mine. Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern
-------------
The audited financial statements for the year ended August 31, 2009, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at November 30, 2009, our company has accumulated losses of $101,775 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31,2009,our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2009, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal period ended November 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

                 Exhibit
                 Number      Title of Document
                 -------     -----------------

                 31.1        Sec.302 Certification of CEO/CFO

                 32.1        Sec.906 Certification of CEO/CFO



SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Innocent, Inc.

                                         /s/ Wayne A Doss
                                         -----------------------------
                                         Wayne A. Doss
                                         President, Chief Executive
                                         Officer, and Director
                                         Dated: February 12, 2010