Form 10-Q
period 2010-02-28
Innocent, Inc.
filed 2010-04-15
CIK 1421865

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

                For the quarterly period ended February 28, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 14, 2010, there were 30,000,000 shares of common stock, par value $0.001, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 INNOCENT, INC.

                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                February 28 2010

                                  (Unaudited)
BALANCE SHEET                                                        4

STATEMENTS OF OPERATIONS                                             5

STATEMENTS OF CASH FLOWS                                             6

NOTES TO FINANCIAL STATEMENTS                                        7

                                 INNOCENT, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                                      February 28,    August 31,
                                                         2010           2009
                                                      ------------    ----------
                                                      (Unaudited)
                                     ASSETS

Current assets
     Cash                                             $      1,539    $       -
     Subscription receivable                               880,000            -
                                                      ------------    ----------
Total current assets                                       881,539            -
                                                      ------------    ----------

Total assets                                          $    881,539    $       -
                                                      ============    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Accounts payable and accrued liabilities         $     30,270    $  42,970
     Related party loan                                     41,370       13,843
                                                      ------------    ----------
Total current liabilities                                   71,640       56,813
                                                      ------------    ----------
Stockholders' Equity (Deficit)
     Common stock, $.001 par value;
       75,000,000 shares authorized;
       30,000,000 and 7,000,000 issued
       and outstanding at February 28, 2010
       and August 31, 2009, resp.                           30,000        7,000
     Additional paid in capital                            897,000       27,000
     Deficit accumulated during the development stage     (117,101)     (90,813)
                                                      ------------    ----------
Total stockholders' equity (deficit)                       809,899      (56,813)
                                                      ------------    ----------
Total liabilities and stockholders' equity (deficit)  $    881,539    $       -
                                                      ============    ==========

                 See accompanying notes to financial statements

                                             INNOCENT, INC.
                                     (A Development Stage Company)
                                        Statements of Operations

                                                                                                                  September 27,
                                                                                                                 2006 (inception)
                                          Three months ended February 28,       Six months ended February 28,     to February 28,
                                                2010            2009                 2010            2009              2010
                                          -------------       -------------     ------------     ------------      ------------
Revenues                                  $          -        $          -      $          -     $          -      $          -
                                          -------------       -------------     ------------     ------------      ------------

Operating expenses
   Professional fees                             1,700               6,250            8,336            11,950            65,205
   Travel and promotion                          8,505                   -           12,385               263            20,350
   Other general & administrative                4,490               3,430            4,490             5,166            32,377
Total operating expenses                        14,695               9,680           25,211            17,379           117,932
                                          -------------       -------------     ------------     ------------      ------------

Loss from operations                           (14,695)             (9,680)         (25,211)          (17,379)         (117,932)

Other expense
   Interest expense                               (631)               (181)          (1,077)            (315)            (2,021)
                                          -------------       -------------     ------------     ------------      ------------
Total other expense                               (631)               (181)          (1,077)            (315)            (2,021)
                                          -------------       -------------     ------------     ------------      ------------

Loss from continuing operations                (15,326)             (9,861)         (26,288)         (17,694)          (119,953)

Income from discontinued operations                  -                 672                -            1,896              2,852

Net loss                                  $    (15,326)       $     (9,189)     $   (26,288)     $   (15,798)      $   (117,101)
                                          =============       =============     ============     ============      =============

Basic and diluted loss per common share   $      (0.00)       $      (0.00)     $     (0.00)     $     (0.00)
                                          =============       =============     ============     ============

Weighted average shares outstanding         30,000,000           7,000,000       24,845,304         7,000,000
                                          =============       =============     ============     ============

                 See accompanying notes to financial statements

                                            INNOCENT, INC.
                                    (A Development Stage Enterprise)
                                        Statements of Cash Flows

                                                                                                      September 27,
                                                                                                          2006
                                                                                                      (inception) to
                                                             Six months ended February 28,             February 28,
                                                             2010                    2009                 2010
                                                       --------------          --------------         ---------------
Cash flows from operating activities
     Net loss                                          $     (26,288)          $     (15,798)         $     (117,101)
     Adjustments to reconcile net loss to
       net cash used in operating activities
          Common stock issued for services                     3,000                       -                   3,000
     Changes in operating assets and liabilities:
          Accounts receivable                                      -                   2,588                       -
          Prepaid expenses                                         -                     171                       -
          Subscription receivable                           (880,000)                      -                (880,000)
          Accounts payable and accrued liabilities           (12,700)                  8,865                  30,270
                                                       --------------          --------------         ---------------
Cash provided by (used in) operating activities             (915,988)                 (4,174)               (963,831)
                                                       --------------          --------------         ---------------

Cash flows used in investing activities                            -                       -                       -
                                                       --------------          --------------         ---------------

Cash flows from financing activities
          Proceeds from related party loan                    42,527                   4,315                  56,370
          Repayments of related party loan                   (15,000)                      -                 (15,000)
          Common stock issued for subscription receivable    880,000                       -                 880,000
          Common stock issued for conversion of note          10,000                       -                  10,000
          Proceeds from sale of stock                              -                       -                  34,000
                                                       --------------          --------------         ---------------

Cash provided by financing activities                        917,527                   4,315                 965,370
                                                       --------------          --------------         ---------------

          Net change in cash                                   1,539                     141                   1,539

          Cash at beginning of period                              -                      34                       -
                                                       --------------          --------------         ---------------

          Cash at end of period                        $       1,539           $         175          $        1,539
                                                       ==============          ==============         ===============

Supplemental cash flow Information:
     Cash paid for interest                            $           -           $          -           $            -
                                                       ==============          ==============         ===============
     Cash paid for income taxes                        $           -           $          -           $            -
                                                       ==============          ==============         ===============

                 See accompanying notes to financial statements

                                INNOCENT, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           February 28, 2010 and 2009
                                  (Unaudited)

Note  1  Nature  and  Continuance  of  Operations

Organization
------------

The Company was incorporated in the State of Nevada, United States of America on September 27, 2006 and its fiscal year end is August 31. The Company was engaged in sales of new food products produced or developed by North American companies to foreign markets and discontinued that business in August 2009. The Company currently is renegotiating the ownership rights on the Miranda site and owns a majority interest in Maria Olivia Concessions Ecuador Gold Mine not currently operating.

Going  Concern
--------------

These financial statements have been prepared on a going concern basis. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited  Interim  Financial  Statements
-----------------------------------------

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2009, included in the Company's annual report on the From 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

Note  2  Summary  of  Significant  Accounting  Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

Development  Stage  Company
---------------------------

The Company complies with Financial Accounting Standard Board Statement ("FAS") No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

                                 INNOCENT, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           February 28, 2010 and 2009
                                  (Unaudited)

Note 2 Summary of Significant Accounting Policies - (cont'd)

Revenue  Recognition
--------------------

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

Impairment  of  Long-lived  Assets
----------------------------------

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

Advertising  and  Promotion
---------------------------

The Company's expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the periods ended February 28, 2010 and 2009 were $0.

Research  and  Development
--------------------------

Research and development expenditures are expensed as incurred. No such expenses have been incurred during the periods ended February 28, 2010.

Foreign  Currency  Translation
------------------------------

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

                                 INNOCENT, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           February 28, 2010 and 2009
                                  (Unaudited)

Note  2  Summary  of  Significant  Accounting  Policies  -  (cont'd)

Net  Loss  per  Share
---------------------

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

Stock-based  Compensation
-------------------------

The Company has not adopted a stock option plan and has not granted any stock options. During the six months ended February 28, 2010, the Company issued 3,000,000 to its president valued at $.001 per share for total consideration of $3,000 of management services. As of February 28, 2010 these services have been performed in full and as such the entire amount is recognized as an expense.

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

Fair  Value  of  Financial  Instruments
---------------------------------------

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

Recent  Accounting  Pronouncements
----------------------------------

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

                                 INNOCENT, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           February 28, 2010 and 2009
                                  (Unaudited)

Note  2  Summary  of  Significant  Accounting  Policies  -  (cont'd)

Recent  Accounting  Pronouncements
----------------------------------

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No.123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

                                 INNOCENT, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           February 28, 2010 and 2009
                                  (Unaudited)

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

                                 INNOCENT, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                           February 28, 2010 and 2009
                                  (Unaudited)

Note 3 Stockholders' Equity
---------------------------

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

During the six months ended February 28, 2010 the Company also issued 3,000,000 shares of its common stock to its president for consideration of services provided. These shares were valued at $.001 per share for total consideration of $3,000. Further during the six months ended February 28, 2010, the Company issued 10,000,000 shares valued at $.001 for the conversion of a $10,000 note payable. Also during the six months ended February 28, 2010 the Company issued 10,000,000 shares of its common stock for the acceptance of an $880,000 subscription receivable. The Company anticipates to receive these funds within the next twelve months and as such is included in current assets.

To  February  28,  2010  the  Company  has  not  granted  any  stock  options.

Note  4  Related  Party  Transactions
-------------------------------------

The President of the Company provides management services to the Company. During the six months ended February 28, 2010 management services of $3,000 (February 28, 2009 - 0) were charged to operations.

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

On April 7th the Company decided to direct that the initial funding of $880,000 US held in escrow by Dr. Vicente Sanchez Jaramillo a third party of the initial agreement in Ecuador be returned. The company has received such notification that said funds are being returned to the original accounts as received. Global Finishing, Inc has confirmed in writing that said funds are the property of Innocent Inc and will be forwarded upon receipt. The company has adjusted the general ledger to reflect said funds as a subscription receivable until received. Innocent Inc and Global Finishing Inc agree that the existing agreement on Miranda and as a result of the new mining laws that went into effect on January 1, 2010, it is in the best interest of all parties to renegotiate the contract, whereby Innocent Inc will be the direct designated benefactor of the Miranda Mineral Rights and that upon the transfer of the deposit funds, Innocent Inc will be the registered holder of a percent to be determined, and said documents filed with the mining commission of Ecuador. We expect this transaction to close within the next 90 days and at that time Innocent Inc designated mining operators will operate in joint control with our Miranda partners to exercise control of the funds spent on the expansion of mining capabilities, extraction and general mining operatons.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the six-month period ended February 28, 2010, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

                             Financial Data Summary

                                        six months ended February 28,
                                            2010             2009
                                       -----------       -----------
Revenue                                $        -        $        -
Operating expenses                        (26,288)          (17,379)
Income from discontinued operations             -             1,581
                                       -----------       -----------
Net loss                               $  (26,288)       $  (15,798)
                                       ===========       ===========

Revenue
-------

Our gross revenue for the three-month period ended February 28, 2010, was $0, compared to $0 for the same period in fiscal 2009. Prior revenues and cost of sales have been included in income from discontinued operations.

Operating Costs and Expenses
----------------------------

The major components of our expenses for the three-month period ended February 28, 2010, and 2009, are outlined in the table below:

                                       six months ended February 28
                                          2010              2009
                                       -----------       -----------

Professional fees                      $    8,336        $   11,950
General and administrative                  4,490             5,166
Travel and promotion                       12,385               263
Interest                                    1,077               315
                                       -----------       -----------

Operating expenses                     $   26,288        $   17,694
                                       ===========       ===========

The increase in operating expenses was mainly due to the increase of $12,122 in travel and promotion expenditures resulting from travel expenses incurred to meet with the parties involved in the acquisition of the gold mine, and a $765 increase in interest expense. These increases were offset by a decrease in general and administrative expenses of $676 a $3,614 decrease in professional fees. All these increases are associated to the increase in our corporate activities and increase in expenses related to implementation of our business plan.

                        Liquidity and Capital Resources

                                    six months ended
                                       February 28
                                          2010           Aug 31 2009
                                       -----------       -----------
Current assets                         $   881,539       $         0
Current liabilities                        (71,640)          (56,813)
                                       -----------       -----------
Working capital deficiency             $  (117,101)      $   (90,813)
                                       ===========       ===========


                                   Cash Flows

                                              Three months ended February 28
                                                 2010                2009
                                           ----------------   ------------------
Cash provided by (used in) operating
 activities                                 $     (915,988)    $         (4,174)
Cash flows used in investing activities                  -                    -
Cash provided by financing activities              917,527                4,315
                                           ----------------   ------------------
Net increase in cash                        $        1,539     $            141
                                           ================   ==================

We had cash of $1,539, accounts payable and accrued liabilities of $30,270, a loan payable to related party of $41,370 and a working capital deficiency of $(117,101) as of February 28, 2010.

Cash Used In Operating Activities
---------------------------------
 Our cash balance of $1,539 as of February 28, 2010, has increased by $1,539 during the six months ended February 28, 2010 compared to the cash balance of $0 as of August 31, 2009, primarily due to the increase in the shareholder loan.

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

Going Concern
-------------
The audited financial statements for the year ended August 31, 2009, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at February 28, 2010, our company has accumulated losses of $117,101 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

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

THERE IS SUBSTANTIAL UNCERTAINTY AS TO WHETHER WE WILL CONTINUE OPERATIONS. If we discontinue operations, you could lose your investment. Our auditors have discussed their uncertainty regarding our business operations in their audit report dated December 22, 2009. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

There were no changes in our internal control over financial reporting during the fiscal period ended February 28, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Innocent, Inc.

                                  /s/ Wayne A Doss
                                  -----------------------------
                                  Wayne A. Doss
                                  President, Chief Executive
                                  Officer, and Director
                                  Dated: April 14, 2010