Form 10-Q
period 2010-05-31
Innocent, Inc.
filed 2010-07-15
CIK 1421865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended May 31, 2010

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period to .

Commission File Number 333-150061

INNOCENT, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	98-0585268
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

2000 NE 22nd ST
Wilton Manors, FL 33305
 (Address of principal executive offices) (zip code)

(828) 489-9408
 (Registrant's telephone number, including area code)

None
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 14, 2010, there were 30,000,000 shares of common stock, par value $0.001, outstanding.

INNOCENT, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

May 31, 2010 and 2009

(Unaudited)

INNOCENT, INC.
(A Development Stage Company)
Balance Sheets

	May 31, 2010	August 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash	$367	$-
Subscription receivable	880,000	-
Total current assets	880,367	-

Total assets	$880,367	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$31,870	$42,970
Note payable	7,607	-
Related party payables	44,041	13,843
Total current liabilities	83,518	56,813

Stockholders' Equity (Deficit)
Common stock, $.001 par value; 75,000,000 shares authorized; 30,000,000 and 7,000,000 issued and outstanding at May 31, 2010 and August 31, 2009, resp.	30,000	7,000
Additional paid in capital	897,000	27,000
Deficit accumulated during the development stage	(130,151)	(90,813)
Total stockholders' equity (deficit)	796,849	(56,813)

Total liabilities and stockholders' equity (deficit)	$880,367	$-

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Operations

	Three months ended May 31,		Nine months ended May 31,		September 27, 2006 (inception) to May 31, 2010
	2010	2009	2010	2009
Revenues	$-	$-	$-	$-	$-

Operating expenses
Professional fees	9,900	4,875	18,236	16,825	75,105
Travel and promotion	768	-	13,153	263	21,118
Other general & administrative	1,604	1,496	6,094	6,662	33,981
Total operating expenses	12,273	6,371	37,483	23,750	130,204

Loss from operations	(12,273)	(6,371)	(37,483)	(23,750)	(130,204)

Other expense
Interest expense	(778)	(204)	(1,855)	(519)	(2,799)
Total other expense	(778)	(204)	(1,855)	(519)	(2,799)

Loss from continuing operations	(13,051)	(6,575)	(39,338)	(24,269)	(133,003)

Income from discontinued operations	-	-	-	1,896	2,852

Net loss	$(13,051)	$(6,575)	$(39,338)	$(22,373)	$(130,151)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	30,000,000	7,000,000	26,582,418	7,000,000

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

	Nine months ended May 31,		September 27, 2006(inception) to
	2010	2009	May 31, 2010
Cash flows from operating activities
Net loss	$(39,338)	$(22,373)	$(130,151)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	3,000	-	3,000
Changes in operating assets and liabilities:
Accounts receivable	-	2,588	-
Prepaid expenses	-	(86)	-
Subscription receivable	(880,000)	-	(880,000)
Accounts payable and accrued liabilities	(11,100)	14,687	31,870
Cash provided by (used in) operating activities	(927,438)	(5,184)	(975,281)

Cash flows used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loan	45,198	5,519	59,041
Repayments of related party loan	(15,000)	-	(15,000)
Proceeds from note payable	7,607		7,607
Common stock issued for subscription receivable	880,000	-	880,000
Common stock issued for conversion of note	10,000	-	10,000
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	927,805	5,519	975,648

Net change in cash	367	335	367

Cash at beginning of period	-	34	-

Cash at end of period	$367	$369	$367

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

INNOCENT, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2010 and 2009
(Unaudited)

Note 1 Nature and Continuance of Operations

Organization

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2009, included in the Company's annual report on the From 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

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

Development Stage Company

The Company complies with FASB ASC Topic 915 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

INNOCENT, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2010 and 2009
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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

Advertising and Promotion

The Company's expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the nine months ended May 31, 2010 and 2009 were $2,859 and $0.

Research and Development

Research and development expenditures are expensed as incurred. No such expenses have been incurred during the periods ended May 31, 2010 or 2009.

Net Loss per Share

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

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. During the nine months ended May 31, 2010, the Company issued 3,000,000 to its president valued at $.001 per share for total consideration of $3,000 of management services. As of May 31, 2010 these services have been performed in full and as such the entire amount is recognized as an expense.

INNOCENT, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2010 and 2009
(Unaudited)

Note 2 Summary of Significant Accounting Policies - (cont'd)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. With the issuance of SFAS 168, the FASB Accounting Standards Codification (“the Codification” or “ASC”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC. This change is effective for financial statements issued for interim or annual periods ending after September 15, 2009. The Codification does not modify existing GAAP nor any guidance issued by the SEC. Nonauthoritative accounting literature is excluded from the Codification. To improve usability, the Codification does include certain SEC guidance. GAAP accounting standards used to populate the Codification are superseded, with the exception of certain standards yet to be codified as of September 30, 2009, including SFAS 166 and 167 described subsequently.

The Company refers to FASB ASC 605-25 “Multiple Element Arrangements” in recognizing revenue from agreements with multiple deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.

INNOCENT, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2010 and 2009
(Unaudited)

Note 2 Summary of Significant Accounting Policies - (cont'd)

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.

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

During the nine months ended May 31, 2010 the Company also issued 3,000,000 shares of its common stock to its president for consideration of services provided. These shares were valued at $.001 per share for total consideration of $3,000. Further during the nine months ended May 31, 2010, the Company issued 10,000,000 shares valued at $.001 for the conversion of a $10,000 note payable. Also during the nine months ended May 31, 2010 the Company issued 10,000,000 shares of its common stock for the acceptance of an $880,000 subscription receivable. The Company anticipates to receive these funds within the next twelve months and as such is included in current assets.

To May 31, 2010 the Company has not granted any stock options.

INNOCENT, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2010 and 2009
(Unaudited)

Note 4 Related Party Transactions

The President of the Company provides management services to the Company. During the nine months ended May 31, 2010 management services of $8,800 (May 31, 2009 - 0) were charged to operations.

The Company has also received loans from shareholders totaling $56,450 since inception to fund operations. As of May 31, 2010, the Company owed $39,450 of principal plus accrued interest of $2,591. The loans are unsecured and due on demand and as such are included in current liabilities.

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

On April 7th the Company decided to direct that the initial funding of $880,000 US held in escrow by Dr. Vicente Sanchez Jaramillo a third party of the initial agreement in Ecuador be returned. The company has received such notification that said funds are being returned to the original accounts as received. Global Finishing, Inc has confirmed in writing that said funds are the property of Innocent Inc and will be forwarded upon receipt. The company has adjusted the general ledger to reflect said funds as a subscription receivable until received. Innocent Inc and Global Finishing Inc agree that the existing agreement on Miranda and as a result of the new mining laws that went into effect on January 1, 2010, it is in the best interest of all parties to renegotiate the contract, whereby Innocent Inc will be the direct designated benefactor of the Miranda Mineral Rights and that upon the transfer of the deposit funds, Innocent Inc will be the registered holder of a percent to be determined, and said documents filed with the mining commission of Ecuador. We expect this transaction to close within the next 90 days and at that time Innocent Inc designated mining operators will operate in joint control with our Miranda partners to exercise control of the funds spent on the expansion of mining capabilities, extraction and general mining operations.

Innocent Inc has entered into a agreement with Global Finish Inc, a Nevada Corporation, to acquire 51% of the issued and outstanding shares of Global Finishing Inc in a share exchange whereby Innocent Inc will issue .9 shares of Innocent Inc rule 144 restricted common stock for one share of Global Finishing Inc. The agreement has been approved by an excess of 51% of the shareholders of both Global Finishing Inc and Innocent Inc by majority shareholder consent in lieu of a meeting. The agreement was signed on May 30, 2010 by the Companies with the approval of the Board of Directors. The agreement provides for 10 working days to administer the share exchange which will result in Global Finishing Inc to exchange 13,975,208 shares of Global Finishing Inc 27, 402,369 shares issued and outstanding for 12,557,687 shares of Innocent Inc., representing approximately 25.4% ownership of Innocent committed and issued and outstanding shares of common stock. The agreement further provides for the share exchange of the remaining 49% under the same exchange provisions, and that no additional shares of Global Finish Inc will be issued until such time as the parties execute the 49% exchange or decide that not additional share exchange will take place.

On September 1, 2009 the Innocent Inc announced the Purchase Agreement from Global Finishing, Inc. (Frankfurt:G8BA) a Nevada Corporation, to purchase its interest in the Maria Olivia Concessions and Miranda PLSA, located in Ecuador, within the prospective gold and silver bearing vein systems. Global Finishing Inc. acquired the concessions from Companis Minera Monte-Verde S.A. Comimontsa in a 100% share exchange for 6,000,000 Global Finishing Inc., Regulation S common shares which represented 22.8% of its shares. Global Finishing Inc. also acquired interest in Miranda PLSA in April 2009 which will result in 100% ownership following the payment of $2,000,000. The Board of Directors authorized approval to issuance of ten million (10,000,000) shares of rule 144 restricted common stock, at a agreed per share value of $.10 of Innocent Inc. to Global Finishing Inc., to acquire the current interest and all rights of Maria Olivia and Miranda PLSA currently owned or has rights to and of, for the purchase price of $1,000,000. Innocent Inc has been unable to secure the necessary Ecuador Mining Commission approval to acquire the property interest as a result of a change in the mining laws of Ecuador that went into effect January 1, 2010 requiring all companies to reregister their respective mineral rights, and that US Foreign Corporations must comply with the new laws via a registered Ecuador Company that the foreign entity can own once approved by the Ecuador Mining Commission. The extensive backlog of new and old re-registering companies makes the time period uncertain when Innocent Inc’s Ecuador subsidiary company Just Gold will be approved. The company has directed that the escrow agent return deposits for the Miranda PLSA to the parties involved and has been awaiting approval of Just Gold in order to proceed.

The acquisition of the controlling interest in Global Finishing Inc, will allow Innocent Inc to proceed with its Ecuador mineral interest, although given the time since the initial agreement, the agreement for the Miranda interest must be renegotiated. Global Finishing Inc currently owns the majority interest in an approved Ecuador subsidiary, Globalfinishing Ecuador S A that can legally operate and own mining interest and register new mineral rights and agreements. Innocent will retain the ownership rights in Companis Minera Monte-Verde S.A. Comimontsa and the 10,000,000 shares issued in the September 1, 2009 agreement will be offset against the 12,557,687 shares of common stock due to be issued to Global Finish Inc, for the 51% interest, leaving a balance of 2,557,687 additional shares to be issued in the share exchange described above.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the nine-month period ended May 31, 2010, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary

	nine months ended May 31,
	2010	2009
Revenue	$-	$-
Operating expenses	(37,483)	(23,750)
Income from discontinued operations	-

Net loss Opns	$(37,483)	$(23,750)

Revenue

Our gross revenue for the three-month period ended May 31, 2010, was $0, compared to $0 for the same period in fiscal 2009. Prior revenues and cost of sales have been included in income from discontinued operations.

Operating Costs and Expenses

The major components of our expenses for the three-month period ended May 31, 2010, and 2009, are outlined in the table below:

	nine months ended May 31
	2010	2009

Professional fees	$18,236	$16,825
General and administrative	6,094	6,662
Travel and promotion	13,153	263
Interest	1,855	519

Operating expenses	$39,338	$24,269

The increase in operating expenses was mainly due to the increase of $5,025  in professional services

Liquidity and Capital Resources

nine months ended
	May 31 2010	Aug 31 2009
Current assets	$880,367	$0
Current liabilities	(83,518)	(56,813)

Working capital deficiency	$796,849	$(56,813)

Cash Flows

	nine months ended May 31
	2010	2009
Cash provided by (used in) operating
activities	$(927,483)	$(5,184)
Cash flows used in investing activities	-	-
Cash provided by financing activities	917,805	5,519

Net increase in cash	$367	$335

We had cash of $367, accounts payable and accrued liabilities of $39,477, a loan payable to related party of $44,041 and a accumlated deficiency of $(130,151) as of May 31, 2010.

Cash Used In Operating Activities
 Our cash balance of $367 as of May 31, 2010, has increased by $367 during the nine months ended May 31, 2010 compared to the cash balance of $0 as of August 31, 2009, primarily due to the increase in the shareholder loan.

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

Going Concern
 The audited financial statements for the year ended August 31, 2009, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at May 31, 2010, our company has accumulated losses of $130,151 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

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

There were no changes in our internal control over financial reporting during the fiscal period ended May 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.
Risks and Uncertainties

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
In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker- dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers' requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Upon Majority Shareholder Consent in excess of 51% of the shares issued and outstanding, Innocent Inc has entered into a agreement with Global Finish Inc, a Nevada Corporation, to acquire 51% of the issued and outstanding shares of Global Finishing Inc in a share exchange whereby Innocent Inc will issue .9 shares of Innocent Inc rule 144 restricted common stock for one share of Global Finishing Inc. The agreement has been approved by an excess of 51% of the shareholders of both Global Finishing Inc and Innocent Inc by majority shareholder consent in lieu of a meeting. The agreement was signed on May 30, 2010 by the Companies with the approval of the Board of Directors. The agreement provides for 10 working days to administer the share exchange which will result in Global Finishing Inc to exchange 13,975,208 shares of Global Finishing Inc 27, 402,369 shares issued and outstanding for 12,557,687 shares of Innocent Inc., representing approximately 25.4% ownership of Innocent committed and issued and outstanding shares of common stock. The agreement further provides for the share exchange of the remaining 49% under the same exchange provisions, and that no additional shares of Global Finish Inc will be issued until such time as the parties execute the 49% exchange or decide that not additional share exchange will take place.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Title of Document

31.1	Sec.302 Certification of CEO/CFO

32.1	Sec.906 Certification of CEO/CFO

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innocent, Inc.

By:	/s/ Wayne A Doss
Wayne A. Doss
President, Chief Executive
Officer, and Director
Dated: July 14, 2010