Form 10-K
period 2010-08-31
Innocent, Inc.
filed 2010-11-26
CIK 1421865

UNITED STATES
SECURITIES AND EXCHANGE  COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-150061

INNOCENT, INC.

 (Exact name of registrant as specified in its charter)

Nevada	98-0585268
(State of incorporation)	(I.R.S. Employer ID No.)

2000 NE 22nd ST., Wilton Manors, Florida, 33305
(Address of principal executive officers, including Zip Code)

(828) 489-9408
 (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No ☒

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company   ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes  ☐    No ☒

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of November 14, 2010, there were 20,000,000 shares of common stock issued, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format:   Yes ☐  No ☒

TABLE OF CONTENTS

		Page No.
Part I

Item 1.	Business	5
Item 1A.	Risk Factors	7
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Securities Holders	9

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	9
Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operation	11
Item 8.	Financial Statements	15
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	16
Item 9a	Controls and Procedures	16

Part III

Item 10.	Directors and Executive Officers	17
Item 11.	Executive Compensation	18
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	19
Item 13.	Certain Relationships and Related Transactions and
	Director Independence	19
Item 14.	Principal Accounting Fees and Services	20

Part IV

Item 15.	Exhibits	20

	Signatures	21

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States\Generally Accepted Accounting Principles.

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

On April 7, 2010 the Company decided to direct that the initial funding of $880,000 US held in escrow by Dr. Vicente Sanchez Jaramillo a third party of the initial agreement in Ecuador be returned. The company has received such notification that said funds are being returned to the original accounts as received. Global Finishing, Inc has confirmed in writing that said funds are the property of Innocent Inc and will be forwarded upon receipt. The company has adjusted the general ledger to reflect said funds as a subscription receivable until received. Innocent Inc and Global Finishing Inc agree that the existing agreement on Miranda and as a result of the new mining laws that went into effect on January 1, 2010, it is in the best interest of all parties to renegotiate the contract, whereby Innocent Inc will be the direct designated benefactor of the Miranda Mineral Rights and that upon the transfer of the deposit funds, Innocent Inc will be the registered holder of a percent to be determined, and said documents filed with the mining commission of Ecuador

On May 30, 2010 Innocent Inc entered into an agreement with Global Finish Inc, a Nevada Corporation, to acquire 51% of the issued and outstanding shares of Global Finishing Inc in a share exchange whereby Innocent Inc will issue .9 shares of Innocent Inc rule 144 restricted common stock for one share of Global Finishing Inc. The agreement has been approved by an excess of 51% of the shareholders of both Global Finishing Inc and Innocent Inc by majority shareholder consent in lieu of a meeting. The agreement was signed on May 30, 2010 by the Companies with the approval of the Board of Directors. The agreement provides for 10 working days to administer the share exchange which will result in Global Finishing Inc to exchange 13,975,208 shares of Global Finishing Inc 27, 402,369 shares issued and outstanding for 12,557,687 shares of Innocent Inc., representing approximately 25.4% ownership of Innocent committed and issued and outstanding shares of common stock. The agreement further provided for the share exchange of the remaining 49% under the same exchange provisions, and that no additional shares of Global Finish Inc will be issued until such time as the parties execute the 49% exchange or decide that not additional share exchange will take place. The acquisition of the controlling interest in Global Finishing Inc, will allow Innocent Inc to proceed with its Ecuador mineral interest, although given the time since the initial agreement, the agreement for the Miranda interest must be renegotiated. Global Finishing Inc currently owns the majority interest in an approved Ecuador subsidiary, Globalfinishing Ecuador S A that can legally operate and own mining interest and register new mineral rights and agreements. Innocent will retain the ownership rights in Companis Minera Monte-Verde S.A. Comimontsa and the 10,000,000 shares issued in the September 1, 2009 agreement will be offset against the 12,557,687 shares of common stock due to be issued to Global Finish Inc, for the 51% interest, leaving a balance of 2,557,687 additional shares to be issued in the share exchange described above.

On August 27, 2010 Globalfinishing Ecuador acquired the Murciealagos Vizcaya and Lilly Rai mining concessions, located in Ecuador's El Oro Province.  Innocent Inc. funded the initial purchase with the assumption of majority ownership of Globalfinishing Ecuador via its acquisition agreement for 51% of Global Finishing Inc. the parent of Globalfinihing Ecuador.  Due to the cancellation of the share exchange agreement on October 20, 2010 the parties must negotiate the ownership of initial purchase and subsequent funds due. Innocent Inc has recorded the funds advanced to Global Finishing Inc as a note receivable until such time as the matter is resolved.  Under the terms of the purchase agreement for the mining properties, Globalfinishing Ecuador owes a total sum of $1,200,000 for the properties, with the initial down payment of $250,000 funded by Innocent Inc.  Five additional payments totaling $950,000 are due every sixth month thereafter.

On October 20, 2010 Innocent Inc has terminated the agreement with Global Finish Inc, a Nevada Corporation, to acquire 51% of the issued and outstanding shares of Global Finishing Inc in a share exchange whereby Innocent Inc would have issued .9 shares of Innocent Inc rule 144 restricted common stock for one share of Global Finishing Inc. The agreement was approved by an excess of 51% of the shareholders of both Global Finishing Inc and Innocent Inc by majority shareholder consent in lieu of a meeting. The agreement was signed on May 30, 2010 by the Companies with the approval of the Board of Directors. The agreement provided for 10 working days to administer the share exchange and this provision was extended until Innocent Inc issued a demand to conclude the transaction and as of this date decided to cancel the agreement. Innocent Inc and Global Finishing Inc were unable to reach an acceptable timely conclusion to the share exchange under the terms of the original agreement. Therefore, the Board of Directors of Innocent Inc. cancelled the share exchange agreement effective October 20, 2010. The parties to the original agreement will meet to resolve the funding and purchase of the Murciealagos Vizcaya and Lilly Rai mining concessions in the Zaruma-Portovelo Mining District of Ecuador's El Oro Province. As a result of this decision Innocent Inc will cancel the original 10,000,000 shares issued under the $880,000.00 subscription agreement due that was subsequently held for the share exchange that the Board of Directors of Innocent Inc cancelled. The 10,000,000 shares will be returned to treasury and monies advanced for the Murciealagos Vizcaya and Lilly Rai mining concessions will be recorded as a note payable due Innocent Inc from Global Finishing Inc until such time as the parties can agree on the terms and conditions of joint ownership.

On October 20, 2010 Innocent Inc received notification from Ecuador concerning the approval to own an Ecuador Registered Company, “JUST RESOURCES MINAS S.A.” file reference number 732697. This company is 100% owned by Innocent Inc and will provide the company a structure to acquire and operate mineral interest in Ecuador in accordance with the new mining laws that went into effect in January 2010. Innocent Inc is in negotiations with a local executive to manage this newly created operating company.

On November 23, 2010 Innocent Inc. acquired from Sedunda Oportunidad, LLC, the 100% working interest in an Oil and Gas Leasehold Estate including the effective net revenues flowing therefrom. The effective net revenue yield is 82% after the landowner Royalty is paid. The property, Thomas Lease, one well located center of south quarter section 7, Township 24 North Range West, Garfield County, Oklahoma, Book 1955 page 534 on 8/13/09.  The parties agreed on a purchase price of $150,000 whereby Innocent Inc. will issue a non interest bearing note payable for the purchase price. The note will be a one year demand note payable. The surrounding property of approximately 300 acres contains approximately 45 wells in various states of operation and non-operation that can be acquired. It is anticipated that an additional $150,000 working capital will be required to return the property to the status of a working well, with most of the expense associated to the pipeline of the gas to the refinery, that is already in process. The well was operational and has historical data but management has decided not to release any estimates until the well is back in operational mode.

Compliance with Environmental Laws

 We are not aware of any environmental laws violations or issues related to the company property in Ecuador.

Employees
 We have no full-time employees at the present time.

Reports to Securities Holders

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

THERE IS SUBSTANTIAL UNCERTAINTY AS TO WHETHER WE WILL CONTINUE OPERATIONS. If we discontinue operations, you could lose your investment. Our auditors have discussed their uncertainty regarding our business operations in their audit report dated November 13, 2010. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

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

ITEM 2.     PROPERTIES

On August 27, 2010 Globalfinishing Ecuador acquired the Murciealagos Vizcaya and Lilly Rai mining concessions, located in Ecuador's El Oro Province.  Innocent Inc. funded the initial purchase with the assumption of majority ownership of Globalfinishing Ecuador via its acquisition agreement for 51% of Global Finishing Inc. the parent of Globalfinihing Ecuador.  Due the cancellation of the share exchange agreement on October 20, 2010 the parties must negotiate the ownership of the initial purchase and subsequent funds due. Innocent Inc has recorded the funds advanced to Global Finishing Inc as a note receivable until such time as the matter is resolved.  Under the terms of the purchase agreement for the mining properties, Globalfinishing Ecuador owes a total sum of $1,200,000 for the properties, with the initial down payment of $250,000 funded by Innocent Inc.  Five additional payments totaling $950,000 are due every sixth month thereafter.

On November 23, 2010 Innocent Inc. acquired from Sedunda Oportunidad, LLC, the 100% working interest in an Oil and Gas Leasehold Estate including the effective net revenues flowing therefrom. The effective net revenue yield is 82% after the landowner Royalty is paid. The property, Thomas Lease, one well located center of south quarter section 7, Township 24 North Range West, Garfield County, Oklahoma, Book 1955 page 534 on 8/13/09.
It is anticipated that an additional $150,000 working capital will be required to return the property to the status of a working well, with most of the expense associated to the pipeline of the gas to the refinery, that is already in process.

ITEM 3.     LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2010.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our shares of common stock commenced quotation on the OTC Bulletin Board under the symbol INCT on June 3, 2008.

The company stock started active trading in September 2009. The range of high and low bid quotations for the common stock as reported by the OTC Bulletin Board for the respective market on which our common stock has been listed during the period September thru December 2010, has been in a range of .40 low and $1.37 high with a current price of $.43 at November 5, 2010.

(b) Holders of Common Stock

We have approximately 30 shareholders of record, and 20,000,000 shares issued and outstanding with an approximate float of 3,000,000 shares as of November 1, 2010. Because of our small shareholder base, our stock may not experience high volume trading in the near future. We anticipate more shareholders in the future, but cannot guarantee any such happening.

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

Recent Sales of Unregistered Securities

On September 19, 2009 convertible notes in the amount of $10,000.00 were converted to 10,000,000 shares of rule- 144 restricted common stock.

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

We completed an offering of 3,000,000 shares of common stock at a price of $0.010 per share to a total of 30 purchasers on October 27, 2007. The total amount received from this offering was $30,000. We completed this offering pursuant to Regulation S of the Securities Act. These shares have been privately sold by the selling share holders and as of this report 3,000,000 have been deposited in accounts for active trading. The original founder shares, Vera Barinova (3,000,000) and Aleksandr Kryukov (1,000,000), have been transferred in a private stock sale and can be deposited at any time, which will result in an increase of the current float from 3,000,000 to 7,000,000 at the time they are deposited.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2010 or 2009.

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Current Business

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the years ended August 31, 2010 and 2009, and the period of September 27, 2006 (Inception) to August 31, 2010 and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Year Ended August 31,
	2010	2009	September 27, 2006 (Inception) to August 31, 2010
Revenue	$-	$-	$-
Operating Expenses	(135,439)	(28,588)	(288,160)
Other Expenses	(4,143)	(843)	(5,087)
Income from Discontinued Operations		1,544

Net Loss	$(139,582)	$(27,887)	$(230,395)

Revenue

Our gross revenue for the years ended August 31, 2010 and 2009 was $0 and $0 since is in the process of acquiring mining operations, but currently do not own or have interest in an operating property.

Operating Costs and Expenses

 The major components of our expenses for the years ended August 31, 2010 and 2009, and for the period from September 27, 2006 (Inception) through August 31, 2010, are outlined in the table below:

	Year Ended August 31,
	2010	2009	September 27, 2006 (Inception) to August 31, 2010
Professional fees	$19,156	$23,869	$76,025
Travel and promotion	20,830	263	28,795
G & A and Bad Debt	95,453	4,456	88,344
Interest Exp	4,143	843	5,087
Discontinued Opns		(1,544)	(2,852)
Total operating expenses	$139,582	$27,887	$288,160

Operating Expenses

The increase in our operating costs for the year ended August 31, 2010, compared to the year ended August 31, 2009, was due to the increase in general and administrative costs and  travel expenses. All these increases are associated with the change in activities and related to implementation of our business plan to acquire mining properties in Ecuador. At year end the company established a bad debt reserve of $ 88,344 although the company plans to collect the entire note payable balance.

	Liquidity and Capital Resource
Working Capital

	Year Ended August 31,
	2010	2009
Current Assets	$252,907	$0
Current Liabilities	436,302	56,813

Working Capital Deficiency	$(183,395)	$(56,813)

Cash Flows
	Year Ended August 31,
	2010	2009	September 27, 2006 (Inception) to August 31, 2010
Cash used in Operating Activities	$(142,906)	$(5,776)	$(189,939)
Cash Used in Investing Activities	(250,000)	-	(250,000)
Cash Provided by Financing Activities	395,003	5,742	442,846

Net Change in Cash	$2,907	$34	$(230,395

We had cash of $2,907, accounts receivable of $0, notes receivable of $338,344 and net of reserves of 250,000, accounts payable and accrued liabilities of $37,456 and loan payable of $398,846 as of August 31, 2010. Further, we had cash of $0, accounts receivable of $0, accounts payable and accrued liabilities of $42,970 and a loan payable of $13,843 as of August 31, 2009.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $142,096 and $5,776 during the years ended August 31, 2010 and 2009 and $189,939 during the period of inception to August 31, 2010. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

As of August 31, 2010, $338,344 cash was used or provided in investing activities and net of reserves $250,000 during the years ended August 31, 2010. This cash was issued to Global Finishing Inc for joint ownership of mining properties in Ecuador. The investing funds are recorded as a Note Receivable due from Global Finishing Inc. until collected or the parties can work out an equity sharing agreement on the property the funds were applied to.

Cash from Financing Activities

As of August 31, 2010, the Company has mostly funded its initial operations through the issuance of $341,450 in shareholder notes payable and $57,396 in other notes payable. To date, $338,344 of the notes payable is offset in Notes Receivable from Global Finishing Inc, for Innocent Inc contribution to acquire mining interest in Ecuador.

Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In the event Innocent Inc is unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may be forced to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

 The audited financial statements for the years ended August 31, 2010 and 2009 with cumulative totals from inception, included in this annual report, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at August 31, 2010, our company has accumulated losses of $230,395 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 8.      FINANCIAL STATEMENTS

INNOCENT, INC.
(A DEVELOPMENT STAGE COMPANY)

Financial Statements
August 31, 2010 and 2009

INNOCENT, INC.
(A DEVELOPMENT STAGE COMPANY)

Financial Statements
August 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM To the Board of Directors and Stockholders Innocent, Inc.

We have audited the accompanying balance sheets of Innocent, Inc. (a development stage company) (the Company) as of August 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and the period September 27, 2006 (inception) through August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innocent, Inc. as of August 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, and the period from September 27, 2006 (inception) through August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eddy Chin, Chartered Accountant
Eddy Chin, Chartered Accountant Thornhill, Ontario November 20, 2010

INNOCENT, INC.
(A Development Stage Company)
Balance Sheets

	August 31,
	2010	2009
ASSETS
Current assets
Cash	$2,907	$-
Note receivable	250,000	-

Total current assets	341,251	-

Total assets	$252,907	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$37,456	$42,970
Notes payable	57,396	-
Related party payables	341,450	13,843
Total current liabilities	436,302	56,813

Stockholders' Equity (Deficit) Shares Held in Escrow	(10,000)	-
Common stock, $.001 par value; 75,000,000 shares authorized; 30,000,000 and 7,000,000 issued and outstanding at August 31, 2010 and 2009	30,000	7,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(230,395)	(90,813)
Total stockholders' equity (deficit)	(183,395)	(56,813)

Total liabilities and stockholders' equity (deficit)	$252,907	$-

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Operations

			September 27, 2006 (inception) to August 31, 2010

	Year Ended August 31,
	2010	2009
Revenues	$-	$-	$-

Operating expenses
Professional fees	19,156	23,869	76,025
Travel and promotion	20,830	263	28,795
Other general & administrative, bad debt	95,453	4,456	34,996
Total operating expenses	135,439	28,588	139,816

Other expense
Interest expense	4,143	843	5,087
Total other expense	4,143	843	5,087

Loss from continuing operations	(139,582)	(29,431)	(144,903)

Income from discontinued operations	-	1,544	2,852

Net loss	$(139,582)	$(27,887)	$(142,051)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	27,416,438	7,000,000

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
Cumulative from September 27, 2006 (Inception) to August 31, 2010

	Common Stock		Additional Paid in Capital	Subscription Receivable	Accumulated Deficit
	Shares	Amount				Total
Balance, September 27, 2006 (Inception)	-	$-	$-	$-	$-	$-
Common stock subscription, $0.001	4,000,000	4,000		(4,000)	-	-
Net loss, period ended August 31, 2007	-	-	-		(3,980)	(3,980)
Balance, August 31, 2007	4,000,000	4,000	-	(4,000)	(3,980)	(3,980)

Collection of subscription receivable	-	-	-	4,000	-	4,000
Common stock issued for cash	3,000,000	3,000	27,000	-	-	30,000
Net loss, year ended August 31, 2008	-	-	-		(58,947)	(58,947)
Balance, August 31, 2008	7,000,000	7,000	27,000	-	(62,927)	(28,927)

Net loss, year ended August 31, 2009	-	-	-	-	(27,886)	(27,886)
Balance, August 31, 2009	7,000,000	7,000	27,000	-	(90,813)	(56,813)

Common stock issued for conversion of debt	10,000,000	10,000	-	-	-	10,000
Common stock held in escrow	10,000,000	10,000		-	-
Common stock issued for services	3,000,000	3,000	-	-	-	3,000
Net loss, year ended August 31, 2010	-	-	-	-	(51,238)	(51,238)
Balance, August 31, 2010	30,000,000	$30,000	$27,000	$-	$(142,051)	$95,051

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Cash Flows

			September 27, 2006 (inception) to August 31, 2010

	Year ended August 31,
	2010	2009
Cash flows from operating activities
Net loss	$(139,582)	$(27,887)	$(230,395)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	3,000	-	3,000
Changes in operating assets and liabilities:
Accounts receivable	-	2,940	-
Prepaid expenses	-	350	-
Security deposit	-	333	-

Accounts payable and accrued liabilities	(5,514)	18,488	37,456
Cash provided by (used in) operating activities	(142,906)	(5,776)	(189,939)

Cash flows from investing activities
Note receivable	(250,000)	-	(250,000)
Cash flows used in investing activities	(250,000)	-	(250,000)

Cash flows from financing activities
Proceeds from related party loan	342,607	5,742	356,450
Repayments of related party loan	(15,000)	-	(15,000)
Proceeds from notes payable	57,396	-	57,396

Common stock held in escrow	10,000	-	10,000
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	395,003	5,742	442,846

Net change in cash	2,907	(34)	2,907
Cash at beginning of period	-	34	-
Cash at end of period	$2,907	$-	$2,907

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2010 and 2009

Note 1 – Nature of Business

Innocent, Inc. (“Company”) was organized September 27, 2006 under the laws of the State of Nevada for the purpose of selling new food products produced or developed by North American companies to foreign markets.  On August 31, 2009, the Company discontinued its involvement in the sales of tea due to a strategic change in business focus by the acquisition of mineral rights as disclosed in the Company’s 8-K filed with the SEC on September 2, 2009. The Company has elected a fiscal year end of August 31.

The Company currently has limited operations and, in accordance with ASC 915 “Development Stage Entities,” is considered a Development Stage Company.  The Company has been in the development stage since its formation and has realized minimal revenues from its operations.

Note 2 – Significant Accounting Policies

Estimates

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of August 31, 2010 or 2009.

Income taxes

The Company accounts for income taxes under FASB ASC 740 "Income Taxes." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

INNOCENT, INC.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)

Share Based Expenses

 ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

INNOCENT, INC.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2010.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at August 31, 2010 or 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended August 31, 2010 or 2009.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.

INNOCENT, INC.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

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

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category.

INNOCENT, INC.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)
Recently Implemented Standards (continued)

The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the Company that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

Note 3 – Stockholders’ Equity

Common stock

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

INNOCENT, INC.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2010 and 2009

Note 3 – Stockholders’ Equity (continued)

Common stock (continued)

During the year ended August 31, 2010, the Company issued 3,000,000 shares for services performed; 10,000,000 shares for the conversion of a note payable; and 10,000,000 shares held in escrow.

There were 30,000,000, with 20,000,000 of these shares issued and outstanding and 10,000,000 held in escrow toward the share exchange with Global Finishing Inc, which was cancelled on October 20, 2010  and 7,000,000 shares issued and outstanding at August 31, 2010 and 2009.

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2010 or 2009 and since inception.  As of August 31, 2010 and 2009 and since inception, the Company had no dilutive potential common shares.

Note 4 – Income Taxes
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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended August 31, 2010 or 2009, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

INNOCENT, INC.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2010 and 2009

Note 4 – Income Taxes (continued)

Changes in the net deferred tax assets consist of the following:

	2010	2009
Net operating loss carry forward	$139,582	$27,886
Valuation allowance	(139,582)	(27,886)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2010	2009	Since Inception
Tax at statutory rate (35%)	$48,854	$9,760	$80,638
Increase in valuation allowance	(48,854)	(9,760)	(80,638)
Net deferred tax asset	$-	$-	$-

The net federal operating loss carry forward will expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 – Related Party Transactions

The President of the Company provides management services to the Company.  During the years ended August 31, 2010 and 2009 management services of $3,000 were charged to operations.  A director of the Company provides consulting services to the Company.  During the year ended August 31, 2009 consulting services of $2,000 were charged to operations.

During the period from inception to August 31, 2010, directors of the Company provided $339,450 of loans to the Company in regular installments.  The loans bear interest at 6.75% per annum, are payable on demand and as such are included in current liabilities.  The principal balance of the loans were $339,450 and $13,000 with $4,214 and $843 of accrued interest payable as of August 31, 2010 and 2009

Note 6 – Subsequent Events

On October 20, 2010, the Company terminated the agreement with Global Finishing Inc, to acquire 51% of the issued and outstanding shares of Global Finishing Inc in a share exchange. The Company had previously issued 10,000,000 shares which were held in escrow. These shares will be cancelled and returned to treasury and reflected in the 1st quarter filing.

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

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Executive Officers and Directors:

Name	Age	Position

Wayne A Doss	57	President, Chief Executive and Director

Marcus Mueller	43	Director

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

SUMMARY COMPENSATION OF EXECUTIVE OFFICERS

	2010	2009

Wayne A Doss, Chief Executive Officer	$ 11,700	$ 0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None

On September 1, 2009 Wayne A. Doss President and CEO, was issued 3,000,000 shares of rule-144 restricted common stock for services.

DIRECTOR COMPENSATION TABLE FOR FISCAL 2009

Wayne A. Doss, Chief Executive Officer None

Option Grants in 2010

 No options were granted during 2009 or 2010.

Aggregated Option Exercises in 2010 and 2009 Year-End Option Values
 No options were exercised by our Officers or Directors during 2010 or 2009.

Stock Incentive Plan - Awards in 2010
 During 2010 or 2009, no shares, options or other rights were granted to any of our employees or Officers.

Director Compensation

No options were granted or payments made in compensation for services rendered to any Innocent directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December November 13, 2010, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of Class	Name of Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common	Wayne A. Doss President, CEO	3,000,000	15%
• Based upon the issued and outstanding of 20,000,000

The percent of class is based on 20,000,000 shares of common stock issued and outstanding as of the date of this annual report.

The Company has no securities authorized for issuance under equity compensation plans.

ITEM 13:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended August 31, 2010:

a)
The President of the Company provides management services to the Company. During the year ended August 31, 2010 management services of $11,700 including shares issued above, (August 31, 2009 - 00) were charged to operations.

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended August 31,
	2010	2009	Period Ended August 31, 2007
Audit fees	$9,385	$6,000	$3,500
Audit-related fees	-	-	-
Tax fees	-	-	-
All other fees	-	-	-

Total fee	$9,385	$6,000	$3,500

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

PART IV

ITEM 15.      EXHIBITS

(a)    The following exhibits are included as part of this report:

Exhibit Number	Title of Document
31.1	Sec.302 Certification of CEO
32.1	Sec.906 Certification of CEO

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

INNOCENT, INC. (Registrant)

/s/ Wayne A Doss
Wayne A Doss President, Chief Executive Officer, and Director Dated: November 24, 2010