Form 10-Q
period 2010-11-30
Innocent, Inc.
filed 2011-01-14
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 X .Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2010

     . Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to.

Commission File Number 333-150061

INNOCENT, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0585268
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

2000 NE 22nd ST

Wilton Manors, FL 33305

(Address of principal executive offices) (zip code)

(828) 702-7687

(Registrant's telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of Jan 13, 2010, there were 20,000,000 shares of common stock, par value $0.001, outstanding.

INNOCENT, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

November 30, 2010 and 2009

(Unaudited)

INNOCENT, INC.
(A Development Stage Company)
Balance Sheets

	November 30, 2010	August 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash	$1,806	$2,907
Note receivable, net of allowance	-	250,000
Total current assets	1,806	252,907

Total assets	$1,806	$252,907

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$40,962	$37,456
Notes payable	82,396	57,396
Related party payables	341,450	341,450
Total current liabilities	464,808	436,302

Stockholders' Deficit
Shares Held in Escrow	-	(10,000)
Common stock, $.001 par value; 75,000,000 shares authorized; 20,000,000 and 30,000,000 issued; 20,000,000 outstanding at November 30 and August 31, 2010	20,000	30,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(510,002)	(230,395)
Total stockholders' deficit	(463,002)	(183,395)

Total liabilities and stockholders' deficit	$1,806	$252,907

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Operations (unaudited)

			September 27, 2006 (inception) to November 30, 2010

	Three months ended November 30,
	2010	2009
Revenues	$-	$-	$-

Operating expenses
Professional fees	20,568	6,636	96,593
Travel and promotion	6,705	3,880	35,500
Bad debt	250,000	-	338,344
Other general & administrative	1,928	-	36,924
Total operating expenses	279,201	10,516	507,361

Other income (expense)
Other income	7,340	-	7,340
Interest expense	(7,746)	(446)	(12,833)
Total other income (expense)	(406)	(446)	(5,493)

Loss from continuing operations	(279,607)	(10,962)	(512,854)

Income from discontinued operations	-		2,852

Net loss	$(279,607)	$(10,962)	$(510,002)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	20,000,000	19,747,253

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			September 27, 2006 (inception) to November 30, 2010

	Three months ended November 30,
	2010	2009
Cash flows from operating activities
Net loss	$(279,607)	$(10,962)	$(510,002)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	3,000	3,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,506	300	40,962
Cash provided by (used in) operating activities	(276,101)	(7,662)	(466,040)

Cash flows from investing activities
Investment in gold mine	-	(2,000,000)
Note receivable, net of allowance	250,000	-	-
Cash flows used in investing activities	250,000	(2,000,000)	-

Cash flows from financing activities
Proceeds from related party loan	-	20,426	356,450
Repayments of related party loan	-	-	(15,000)
Proceeds from notes payable	25,000	-	82,396
Due on gold mine	-	1,500,000	-
Common stock issued for gold mine obligation	-	500,000	-
Common stock issued for conversion of note	-	10,000	10,000
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	25,000	2,030,426	467,846

Net change in cash	(1,101)	22,764	1,806
Cash at beginning of period	2,907	-	-
Cash at end of period	$1,806	$22,764	$1,806

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

INNOCENT, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2010 and 2009

(Unaudited)

Note 1 - Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada, United States of America on September 27, 2006 and its fiscal year end is August 31. The Company was engaged in sales of new food products produced or developed by North American companies to foreign markets and discontinued that business in August 2009. The Company owns rights to a mineral property not currently operating.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2010, included in the Company's annual report on the From 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

Note 2 - Summary of Significant Accounting Policies

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

INNOCENT, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2010 and 2009

(Unaudited)

Note 2 - Summary of Significant Accounting Policies - cont'd

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

Advertising and Promotion

The Company's expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the three months ended November 30, 2010 and 2009 were $3,693 and $0.

Research and Development

Research and development expenditures are expensed as incurred. No such expenses have been incurred during the periods ended November 30, 2010 or 2009.

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

INNOCENT, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2010 and 2009

(Unaudited)

Note 2 - Summary of Significant Accounting Policies - cont'd

Recent Accounting Pronouncements

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

During the year ended August 31, 2010 the Company also issued 3,000,000 shares of its common stock to its president for consideration of services provided. These shares were valued at $.001 per share for total consideration of $3,000. Further during the year ended August 31, 2010, the Company issued 10,000,000 shares valued at $.001 for the conversion of a $10,000 note payable. Also during the year ended November 30, 2010 the Company issued 10,000,000 shares of its common stock which were held in escrow pending the close of a share exchange. These shares were rescinded during the three months ended November 30, 2010.

From inception to November 30, 2010 the Company has not granted any stock options.

Note 4 - Related Party Transactions

The President of the Company provides management services to the Company. During the three months ended November 30, 2010 management services of $6,500 (November 30, 2009 – 0$2,700) were charged to operations.

The Company has also received loans from shareholders totaling $356,450 since inception to fund operations. As of November 30, 2010, the Company owed $341,450 of principal plus accrued interest of $9,927. The loans are unsecured and due on demand and as such are included in current liabilities.

INNOCENT, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2010 and 2009

(Unaudited)

Note 5 – Significant Events

On August 27, 2010 Globalfinishing Ecuador acquired the Murciealagos Vizcaya and Lilly Rai mining concessions, located in Ecuador's El Oro Province.  Innocent Inc. funded the initial purchase with the assumption of majority ownership of Globalfinishing Ecuador via its acquisition agreement for 51% of Global Finishing Inc. the parent of Globalfinihing Ecuador.  Due to the cancellation of the share exchange agreement on October 20, 2010 the parties must negotiate the ownership of initial purchase and subsequent funds due. Innocent Inc. has recorded the funds advanced to Global Finishing Inc. as a note receivable until such time as the matter is resolved.  Under the terms of the purchase agreement for the mining properties, Globalfinishing Ecuador owes a total sum of $1,200,000 for the properties, with the initial down payment of $250,000 funded by Innocent Inc.  Five additional payments totaling $950,000 are due every sixth month thereafter.

On October 20, 2010 Innocent Inc. has terminated the agreement with Global Finish Inc., a Nevada Corporation, to acquire 51% of the issued and outstanding shares of Global Finishing Inc. in a share exchange whereby Innocent Inc. would have issued .9 shares of Innocent Inc. rule 144 restricted common stock for one share of Global Finishing Inc. The agreement was approved by an excess of 51% of the shareholders of both Global Finishing Inc. and Innocent Inc. by majority shareholder consent in lieu of a meeting. The agreement was signed on May 30, 2010 by the Companies with the approval of the Board of Directors. The agreement provided for 10 working days to administer the share exchange and this provision was extended until Innocent Inc. issued a demand to conclude the transaction and as of this date decided to cancel the agreement. Innocent Inc. and Global Finishing Inc. were unable to reach an acceptable timely conclusion to the share exchange under the terms of the original agreement. Therefore, the Board of Directors of Innocent Inc. cancelled the share exchange agreement effective October 20, 2010. The parties to the original agreement will meet to resolve the funding and purchase of the Murciealagos Vizcaya and Lilly Rai mining concessions in the Zaruma-Portovelo Mining District of Ecuador's El Oro Province. As a result of this decision Innocent Inc. will cancel the original 10,000,000 shares issued under the $880,000.00 subscription agreement due that was subsequently held for the share exchange that the Board of Directors of Innocent Inc. cancelled. The 10,000,000 shares will be returned to treasury and monies advanced for the Murciealagos Vizcaya and Lilly Rai mining concessions will be recorded as a note payable due Innocent Inc. from Global Finishing Inc. until such time as the parties can agree on the terms and conditions of joint ownership.

On October 20, 2010 Innocent Inc. received notification from Ecuador concerning the approval to own an Ecuador Registered Company, “JUST RESOURCES MINAS S.A.” file reference number 732697. This company is 100% owned by Innocent Inc. and will provide the company a structure to acquire and operate mineral interest in Ecuador in accordance with the new mining laws that went into effect in January 2010. Innocent Inc. is in negotiations with a local executive to manage this newly created operating company.

On November 23, 2010 Innocent Inc. entered into an agreement to acquire from Sedunda Oportunidad, LLC, the 100% working interest in an Oil and Gas Leasehold Estate including the effective net revenues flowing therefrom. The effective net revenue yield is 82% after the landowner Royalty is paid. The property, Thomas Lease, one well located center of south quarter section 7, Township 24 North Range West, Garfield County, Oklahoma, Book 1955 page 534 on 8/13/09.  The parties agreed on a purchase price of $150,000 whereby Innocent Inc. will issue a non interest bearing note payable for the purchase price. The note will be a one year demand note payable. The surrounding property of approximately 300 acres contains approximately 45 wells in various states of operation and non-operation that can be acquired. It is anticipated that an additional $150,000 working capital will be required to return the property to the status of a working well, with most of the expense associated to the pipeline of the gas to the refinery, that is already in process. The well was operational and has historical data but management has decided not to release any estimates until the well is back in operational mode, which we expect within the next ninety days from the filing of this report. The company has acquired the initial start-up funding for the lease.

The company has been dependent upon related party/shareholders for its funding to date and currently lacks funding to complete the opportunities in Ecuador. Although, we plan to pursue the Note Receivable from Global Finishing Inc., instead of a joint ownership of  Murciealagos Vizcaya and Lilly Rai mining concessions, there can be no assurances that Global Finishing Inc., will execute a funding plan to complete the acquisition or a plan that will insure that Innocent Inc. is repaid, therefore we have financially reserved the note payable against earnings. In the event Global Finishing Inc. secures the property and/or funding, Innocent Inc., will utilize all remedies available to recover the entire note receivable.

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

On April 7, 2010 the Company decided to direct that the initial funding of $880,000 US held in escrow by Dr. Vicente Sanchez Jaramillo a third party of the initial agreement in Ecuador be returned. The company has received such notification that said funds are being returned to the original accounts as received. Global Finishing, Inc. has confirmed in writing that said funds are the property of Innocent Inc. and will be forwarded upon receipt. The company has adjusted the general ledger to reflect said funds as a subscription receivable until received. Innocent Inc. and Global Finishing Inc. agree that the existing agreement on Miranda and as a result of the new mining laws that went into effect on January 1, 2010, it is in the best interest of all parties to renegotiate the contract, whereby Innocent Inc. will be the direct designated benefactor of the Miranda Mineral Rights and that upon the transfer of the deposit funds, Innocent Inc. will be the registered holder of a percent to be determined, and said documents filed with the mining commission of Ecuador

On May 30, 2010 Innocent Inc. entered into an agreement with Global Finish Inc., a Nevada Corporation, to acquire 51% of the issued and outstanding shares of Global Finishing Inc. in a share exchange whereby Innocent Inc. will issue .9 shares of Innocent Inc. rule 144 restricted common stock for one share of Global Finishing Inc. The agreement has been approved by an excess of 51% of the shareholders of both Global Finishing Inc. and Innocent Inc. by majority shareholder consent in lieu of a meeting. The agreement was signed on May 30, 2010 by the Companies with the approval of the Board of Directors. The agreement provides for 10 working days to administer the share exchange which will result in Global Finishing Inc. to exchange 13,975,208 shares of Global Finishing Inc. 27, 402,369 shares issued and outstanding for 12,557,687 shares of Innocent Inc., representing approximately 25.4% ownership of Innocent committed and issued and outstanding shares of common stock. The agreement further provided for the share exchange of the remaining 49% under the same exchange provisions, and that no additional shares of Global Finish Inc. will be issued until such time as the parties execute the 49% exchange or decide that not additional share exchange will take place.   The acquisition of the controlling interest in Global Finishing Inc., will allow Innocent Inc. to proceed with its Ecuador mineral interest, although given the time since the initial agreement, the agreement for the Miranda interest must be renegotiated. Global Finishing Inc. currently owns the majority interest in an approved Ecuador subsidiary, Globalfinishing Ecuador S A that can legally operate and own mining interest and register new mineral rights and agreements. Innocent will retain the ownership rights in Companis Minera Monte-Verde S.A. Comimontsa and the 10,000,000 shares issued in the September 1, 2009 agreement will be offset against the 12,557,687 shares of common stock due to be issued to Global Finish Inc., for the 51% interest, leaving a balance of 2,557,687 additional shares to be issued in the share exchange described above.

On August 27, 2010 Globalfinishing Ecuador acquired the Murciealagos Vizcaya and Lilly Rai mining concessions, located in Ecuador's El Oro Province.  Innocent Inc. funded the initial purchase with the assumption of majority ownership of Globalfinishing Ecuador via its acquisition agreement for 51% of Global Finishing Inc. the parent of Globalfinihing Ecuador.  Due to the cancellation of the share exchange agreement on October 20, 2010 the parties must negotiate the ownership of initial purchase and subsequent funds due. Innocent Inc. has recorded the funds advanced to Global Finishing Inc. as a note receivable until such time as the matter is resolved.  Under the terms of the purchase agreement for the mining properties, Globalfinishing Ecuador owes a total sum of $1,200,000 for the properties, with the initial down payment of $250,000 funded by Innocent Inc.  Five additional payments totaling $950,000 are due every sixth month thereafter.

On October 20, 2010 Innocent Inc. has terminated the agreement with Global Finish Inc., a Nevada Corporation, to acquire 51% of the issued and outstanding shares of Global Finishing Inc. in a share exchange whereby Innocent Inc. would have issued .9 shares of Innocent Inc. rule 144 restricted common stock for one share of Global Finishing Inc. The agreement was approved by an excess of 51% of the shareholders of both Global Finishing Inc. and Innocent Inc. by majority shareholder consent in lieu of a meeting. The agreement was signed on May 30, 2010 by the Companies with the approval of the Board of Directors. The agreement provided for 10 working days to administer the share exchange and this provision was extended until Innocent Inc. issued a demand to conclude the transaction and as of this date decided to cancel the agreement. Innocent Inc. and Global Finishing Inc. were unable to reach an acceptable timely conclusion to the share exchange under the terms of the original agreement. Therefore, the Board of Directors of Innocent Inc. cancelled the share exchange agreement effective October 20, 2010. The parties to the original agreement will meet to resolve the funding and purchase of the Murciealagos Vizcaya and Lilly Rai mining concessions in the Zaruma-Portovelo Mining District of Ecuador's El Oro Province. As a result of this decision Innocent Inc. will cancel the original 10,000,000 shares issued under the $880,000.00 subscription agreement due that was subsequently held for the share exchange that the Board of Directors of Innocent Inc. cancelled. The 10,000,000 shares will be returned to treasury and monies advanced for the Murciealagos Vizcaya and Lilly Rai mining concessions will be recorded as a note payable due Innocent Inc. from Global Finishing Inc. until such time as the parties can agree on the terms and conditions of joint ownership.

On October 20, 2010 Innocent Inc. received notification from Ecuador concerning the approval to own an Ecuador Registered Company, “JUST RESOURCES MINAS S.A.” file reference number 732697. This company is 100% owned by Innocent Inc. and will provide the company a structure to acquire and operate mineral interest in Ecuador in accordance with the new mining laws that went into effect in January 2010. Innocent Inc. is in negotiations with a local executive to manage this newly created operating company.

On November 23, 2010 Innocent Inc. acquired from Sedunda Oportunidad, LLC, the 100% working interest in an Oil and Gas Leasehold Estate including the effective net revenues flowing therefrom. The effective net revenue yield is 82% after the landowner Royalty is paid. The property, Thomas Lease, one well located center of south quarter section 7, Township 24 North Range West, Garfield County, Oklahoma, Book 1955 page 534 on 8/13/09.  The parties agreed on a purchase price of $150,000 whereby Innocent Inc. will issue a non interest bearing note payable for the purchase price. The note will be a one year demand note payable. The surrounding property of approximately 300 acres contains approximately 45 wells in various states of operation and non-operation that can be acquired. It is anticipated that an additional $150,000 working capital will be required to return the property to the status of a working well, with most of the expense associated to the pipeline of the gas to the refinery, that is already in process. The well was operational and has historical data but management has decided not to release any estimates until the well is back in operational mode, which we expect within the next ninety days from the filing of this report. The company has acquired the initial start-up funding for the lease.

The company has been dependent upon related party/shareholders for its funding to date and currently lacks funding to complete the opportunities in Ecuador. Although, we plan to pursue the Note Receivable from Global Finishing Inc., instead of a joint ownership of  Murciealagos Vizcaya and Lilly Rai mining concessions, there can be no assurances that Global Finishing Inc., will execute a funding plan to complete the acquisition or a plan that will insure that Innocent Inc. is repaid, therefore we have financially reserved the note payable against earnings. In the event Global Finishing Inc. secures the property and/or funding, Innocent Inc., will utilize all remedies available to recover the entire note receiviable.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three-month period ended November, 2010, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary

	three months ended November,
	2010	2009
Revenue	$-	$-
Operating expenses	(279,201)	(10,516)
Income from discontinued operations	-	-

Net loss Opns	$(279,201)	$(10,516)

Revenue

Our gross revenue for the three-month period ended November 30, 2010, was $0, compared to $0 for the same period in fiscal 2009. Prior revenues and cost of sales have been included in income from discontinued operations.

Operating Costs and Expenses

The major components of our expenses for the three-month period ended November 30, 2010, and 2009, are outlined in the table below:

	three months ended November 30
	2010	2009

Professional fees	$20.568	$6,636
General and administrative	8,633	3880
Bad Debt	250,000
Interest/other	(406)	446

Operating expenses	$279,607	$10,962

The increase in operating expenses was mainly due to the increase of audit fees, travel, filing charges and reserve for the Global Note Receivable

Liquidity and Capital Resources

	three months ended
	November 30 2010		August 31 2009
Current assets		$1,806		$252,907
Current liabilities		(464,808)		(436,002)

	$		$

Cash Flows

	three months ended November 30,
	2010	2009
Cash provided by (used in) operating
activities	$(276,101)	$(7,662)
Cash flows used in investing activities	250,000	2,000,000
Cash provided by financing activities	25,000	2,030,426

Cash a period end	$1,806	$22,764

We had cash of $1,806, accounts payable and accrued liabilities of $40,962, a loan payable and related party notes of $547,204 and an accumulated shareholder deficit of &(463.002) as of November 30, 2010.

Cash Used In Operating Activities

Our cash balance of $1,806 as of November 30, 2010, has decreased by $1,101 during the three months ended November 30, 2010 compared to the cash balance of $0 as of August 31, 2009, primarily due to operating expenses.

Cash From Investing Activities

The two hundred fifty thousand dollars used from investing activities was for the down payment via Global Finishing Inc. for the Murciealagos Vizcaya and Lilly Rai mining concessions, located in Ecuador's El Oro Province. Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits, or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

The audited financial statements for the year ended August 31, 2010, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at November 30, 2010, our company has accumulated losses of $510,002 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion into Ecuador.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31,2010,our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing and continue to be dependent upon related party/shareholder funding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2010, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal period ended November 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

THERE IS SUBSTANTIAL UNCERTAINTY AS TO WHETHER WE WILL CONTINUE OPERATIONS. If we discontinue operations, you could lose your investment. Our auditors have discussed their uncertainty regarding our business operations in their audit report dated November 14, 2010. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

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

None

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
Dated: January 14, 2011