Form 10-Q
period 2011-02-28
Innocent, Inc.
filed 2011-04-29
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 X . Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2011

     . Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to.

Commission File Number 333-150061

INNOCENT, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0585268
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

3280 Suntree Blvd, Suite 150

Melbourne, FL. 32940

 (Address of principal executive offices) (zip code)

(828) 702-7687

(Registrant's telephone number, including area code)

2000 NE 22nd ST

Wilton Manors, FL 33305

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

INNOCENT, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

February 28, 2011 and 2010

(Unaudited)

INNOCENT, INC.
(A Development Stage Company)
Balance Sheets

	February 28, 2011	August 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash	$9,347	$2,907
Note receivable, net of allowance	-	250,000
Total current assets	9,347	252,907

Fixed assets	210,000	-
Investment in joint venture	290,010	-

Total assets	$509,357	$252,907

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$54,092	$37,456
Notes payable	623,012	57,396
Related party payables	341,450	341,450
Total current liabilities	1,018,554	436,302

Stockholders' Deficit
Shares Held in Escrow	-	(10,000)
Common stock, $.001 par value; 75,000,000 shares authorized; 20,000,000 and 30,000,000 issued; 20,000,000 outstanding at February 28, 2011 and August 31, 2010	20,000	30,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(556,197)	(230,395)
Total stockholders' deficit	(509,197)	(183,395)

Total liabilities and stockholders' deficit	$509,357	$252,907

See accompanying notes to financial statements.

INNOCENT, INC.
(A Development Stage Company)
Statements of Operations (unaudited)

					September 27, 2006 (inception) to February 28, 2011
	Three months ended		Six months ended February 28,
	February 28,
	2011	2010	2011	2010
Revenues	$-	$-	$-	$-	$-

Operating expenses
Professional fees	4,513	1,700	25,081	8,336	101,106
Travel and promotion	6,917	8,505	13,622	12,385	42,417
Bad debt	-	-	250,000	-	338,344
Other general & administrative	21,019	4,490	22,947	4,490	57,943
Total operating expenses	32,449	14,695	311,650	25,211	539,810

Other income (expense)
Other income	-	-	7,340	-	7,340
Interest expense	(13,746)	(631)	(21,492)	(1,077)	(26,579)
Total other income (expense)	(13,746)	(631)	(14,152)	(1,077)	(19,239)

Loss from continuing operations	(46,195)	(15,326)	(325,802)	(26,288)	(559,049)
Income from discontinued operations	-	-	-		2,852
Net loss	$(46,195)	$(15,326)	$(325,802)	$(26,288)	$(556,197)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding	20,000,000	30,000,000	20,000,000	24,845,304

See accompanying notes to financial statements.

INNOCENT, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			September 27, 2006 (inception) to February 28, 2011

	Six months ended February 28,
	2011	2010
Cash flows from operating activities
Net loss	$(325,802)	$(26,288)	$(556,197)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	3,000	3,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	16,636	(12,700)	54,092
Cash provided by (used in) operating activities	(309,166)	(35,988)	(499,105)

Cash flows from investing activities
Purchase of fixed assets	(210,000)	-	(210,000)
Investment in joint venture	(290,010)	-	(290,010)
Note receivable, net of allowance	250,000	-	-
Cash flows used in investing activities	(250,010)	-	(500,010)

Cash flows from financing activities
Proceeds from related party loan	-	42,527	356,450
Repayments of related party loan	-	(15,000)	(15,000)
Proceeds from notes payable	565,616	10,000	633,012
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	565,616	37,527	1,008,462

Net change in cash	6,440	1,539	9,347
Cash at beginning of period	2,907	-	-
Cash at end of period	$9,347	$1,539	$9,347

Supplemental disclosure of non-cash investing activities
Common shares issued for investment in gold mine	$-	$500,000	$-
Common shares issued for subscription receivable	$-	$880,000	$-
Common shares issued for conversion of debt	$-	$10,000	$10,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

INNOCENT, INC.

 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011 and 2010

Note 1 - Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada, United States of America on September 27, 2006 and its fiscal year end is August 31. The Company was engaged in sales of new food products produced or developed by North American companies to foreign markets and discontinued that business in August 2009. The Company currently is pursuing oil and gas exploration activities.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2010, included in the Company's annual report on the From 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the periods ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

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
NOTES TO FINANCIAL STATEMENTS
February 28, 2011 and 2010

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

Advertising and Promotion

The Company's expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the six months ended February 28, 2011 and 2010 were $5,203 and $1,536.

Research and Development

Research and development expenditures are expensed as incurred. No such expenses have been incurred during the periods ended February 28, 2011 or 2010.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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
NOTES TO FINANCIAL STATEMENTS
February 28, 2011 and 2010

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

During the year ended August 31, 2010 the Company also issued 3,000,000 shares of its common stock to its president for consideration of services provided. These shares were valued at $.001 per share for total consideration of $3,000. Further during the year ended August 31, 2010, the Company issued 10,000,000 shares valued at $.001 for the conversion of a $10,000 note payable. Also during the year ended November 30, 2010 the Company issued 10,000,000 shares of its common stock which were held in escrow pending the close of a share exchange. These shares were rescinded during the six months ended February 28, 2011.

From inception to February 28, 2011the Company has not granted any stock options.

INNOCENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011 and 2010

Note 4 - Related Party Transactions

The President of the Company provides management services to the Company. During the six months ended February 28, 2011 management services of $6,500 (February 28, 2011 – $2,700) were charged to operations.

The Company has also received loans from shareholders totaling $367,137 since inception to fund operations. As of February 28, 2011, the Company owed $341,450 of principal plus accrued interest of $15,629. The loans are unsecured and due on demand and as such are included in current liabilities.

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

INNOCENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011 and 2010

Note 5 – Significant Events – cont’d

On November 23, 2010 Innocent Inc. entered into an agreement to acquire from Sedunda Oportunidad, LLC, the 100% working interest in an Oil and Gas Leasehold Estate including the effective net revenues flowing therefrom. The effective net revenue yield is 82% after the landowner Royalty is paid. The property, Thomas Lease, one well located center of south quarter section 7, Township 24 North Range West, Garfield County, Oklahoma, Book 1955 page 534 on 8/13/09.  The parties agreed on a purchase price of $150,000 whereby Innocent Inc. will issue a 10% interest bearing note payable for the purchase price. The note will be a one year demand note payable. The surrounding property of approximately 300 acres contains approximately 45 wells in various states of operation and non-operation that can be acquired. It is anticipated that an additional $150,000 working capital will be required to return the property to the status of a working well, with most of the expense associated to the pipeline of the gas to the refinery, that is already in process. The well was operational and has historical data but management has decided not to release any estimates until the well is back in operational mode.

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

On April 7, 2010 the Company decided to direct that the initial funding of $880,000 US held in escrow by Dr. Vicente Sanchez Jaramillo a third party of the initial agreement in Ecuador be returned. The company has received such notification that said funds are being returned to the original accounts as received. Global Finishing, Inc. has confirmed in writing that said funds are the property of Innocent Inc. and will be forwarded upon receipt. The company has adjusted the general ledger to reflect said funds as a subscription receivable until received. Innocent Inc. and Global Finishing Inc. agree that the existing agreement on Miranda and as a result of the new mining laws that went into effect on January 1, 2010, it is in the best interest of all parties to renegotiate the contract, whereby Innocent Inc. will be the direct designated benefactor of the Miranda Mineral Rights.

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

On February 14, 2011 Innocent Inc. Board of Directors approved a letter of intent ("LOI") which constitutes an expression of the intent of Steele Resources, Inc. ("SRI") to enter into a Joint Venture Agreement with Innocent Inc. ("INI") which will govern the exploration and operations of mineral rights within the A&P Patented Claims and the Pony exploration projects jointly referred to as the Mineral Hill Project ("Mineral Hill Project"). The agreement (non- binding LOI) has been funded with the initial payment, completing  the initial obligation of Innocent, Inc. as provided in the LOI attached as an exhibit. Innocent, Inc. expects that the second deposit will be funded no later than the end of February 2011, in accordance with the Letter of Intent executed on January 27, 2011. The parties have verbally agreed to extend the funding dates from the original agreement to allow time for the Funder to forward the funds to Innocent, Inc. if necessary. Although the Funder of the initial payment has committed the balance of the funds and we expect that obligation to be met, no guarantee can be issued until such time as the funds are received by the funding source.

On February 21, 2011 Innocent Inc., entered into a material definitive agreement with Steele Resources, Inc. (SELR: OTCBB) to acquire 50% of the Mineral Hill Gold Exploration Project. The project is located near Pony Hill, Montana in the Mineral Hill Mining District and consists of 17 patented and 67 unpatented lode mining claims (approximately 1,800 acres). The agreement is a 50/50 Joint Venture under which the two companies will work together to explore and operate the claims. The initial participating interests of Innocent, Inc. and Steele Resources, Inc. in the JV will be 50% and 50%. Under the terms of the agreement, Innocent may contribute up to $5,000,000 in operating funds over one year.  In the event those funds are not provided, Innocent will forfeit 10% per $1,000,000 not provided. Steele Resources, Inc. will act as the operating partner and have a commitment to match up to $5,000,000 in funding within one year of Innocent, Inc. contributing its first $1,000,000. Steel Resources, Inc. will forfeit 10% per $1,000,000 not provided under its obligation. Innocent Inc. has made the initial payment of three hundred thousand dollars ($300,000) under the terms of the LOI dated January 27, 2011. The second payment is expected be completed on or before February 28th, 2011.

Pursuant to a non-binding Letter of Intent entered into on January 27, 2011 (the “LOI”), between Steele Resources Corporation (“SRC”) and Innocent, Inc. (“INCT”), INCT and SRC expressed an interest in entering into a Joint Venture in which INCT would provide up to $5,000,000 of funding to explore the Mineral Hill Mining Project located near Pony, Montana.  Pursuant to the LOI, INCT was required advance up to $500,000 to SRC’s subsidiary, Steele Resources, Inc. (“SRI”) in order to allow SRI to close on two mineral leases representing the Mineral Hill Mining Project. Pursuant to the LOI, on February 7, 2011, INCT advanced an initial $300,000 which allowed SRI to close on the Pony Project representing 17 patented and 67 unpatented mining claims located in the Pony Mining District of Montana.

Pursuant to the LOI, on February 20, 2011 INCT and SRC entered into a definitive Joint Venture Agreement (the “JV Agreement”) relating to the Mineral Hill Mining Project. Pursuant to the JV Agreement INCT agreed to provide up to $5,000,000 to fund the exploration and development of the Mineral Hill Mining Project. However, the JV Agreement was conditioned upon INCT providing an initial $550,000 to close the Pony Project and the A&P Project, of which $300,000 was provided on February 15, 2011 and the remaining $250,000 was funded on March 23, 2011. In addition, the parties have agreed to amend the JV Agreement to allow INCT to fund an additional $450,000 on or before March 31, 2011. The JV Agreement provides that when INCT provides at least $1,000,000 of financing, then SRC would agree to match INCT’s investment up to $5,000,000 thus providing up to an aggregate of $10,000,000 to explore and, if warranted, develop the Mineral Hill Mining Project. Under the terms of the JV Agreement INCT and SRC would each own 50% of the Joint Venture however the percentage ownership would be reduced by 10% for each $1,000,000 a party failed to contribute to the Joint Venture.

Of the funds received on March 23, 2011,  $200,000 will be used to allow SRI to close on the Atlantic and Pacific mining property mineral lease (the”A&P Project”)  representing two patented mining claims located next to the Pony Project and together representing the Mineral Hill Mining Project.

The Company received a notification from its joint venture partner (SRI), that Innocent Inc. was in default on the balance of its funding commitment of the $1,000,000. The Company did not agree with the exact interpretation of the default and Innocent Inc. is seeking the additional capital to fulfill its committed obligation. After further discussion the JV Partners have decided that in consideration of Innocent’s willingness to negotiate, in good faith, a payment plan for the $460,000 currently due from the commitment under the Joint Venture Agreement. Steele Resources is willing to withdraw the default condition established in its letter of notification conditional upon Innocent Inc. entering into a negotiation process with Steele by May 2, 2011. Steele Resources stated that it would not seek any default remediation so long as Innocent negotiates a “good faith” funding solution. The JV Agreement is clear that; Under the terms of the JV Agreement INCT and SRC would each own 50% of the Joint Venture however the percentage ownership would be reduced by 10% for each $1,000,000 a party failed to contribute to the Joint Venture.

As our business plan of operation exist today, we plan in Ecuador to acquire existing mineral rights that are being mined or have been mined and are properly registered under the Ecuador Mining Laws and Regulations. We will become an exploration company for the primary mineral of Gold but some silver and copper exist in the areas we are focused on. The new mining laws and registration of the mineral properties have given the government the opportunity to refocus on true ownership, back tax obligation and environment issues and concerns. We expect to operate within these guidelines and believe that the cost associated with mining within the governmental guidelines will not have an adverse cost impact. The steady increase in the value of gold should provide sufficient revenue to cover a responsible mode of operation. Although as of today we do not currently have an operating property in Ecuador we have visited the sites we have disclosed and they appear to operate within a safe and responsible manner. In regard to the Thomas Lease, we plan to extract primarily gas, but historically reports indicate some oil present. We plan to utilize a well-known third party operator to manage the site and insure we are in compliance with state and federal guidelines. The company is in the process of refurbishing the existing well and piping to a gas feed supply line. We have supplied the initial start-up capital and expect to provide a more definitive date the well will be operational.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the six-month period ended February 28, 2011, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010

Operating expenses
Professional fees	4,513	1,700	25,081	8,336
Travel and promotion	6,917	8,505	13,622	12,385
Bad debt	-	-	250,000	-
Other general & administrative	21,019	4,490	22,947	4,490
Total operating expenses	32,449	14,695	311,650	25,211

Revenue

Our gross revenue for the three-month period ended February 28, 2011, was $0, compared to $0 for the same period in fiscal 2010. Prior revenues and cost of sales have been included in income from discontinued operations.

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Revenues	$-	$-	$-	$-

Liquidity and Capital Resources

	February 28, 2011	August 31, 2010
	(Unaudited)
Current assets
Cash	$9,347	$2,907
Note receivable, net of allowance	-	250,000
Total current assets	9,347	252,907

Current liabilities
Accounts payable and accrued liabilities	$54,092	$37,456
Notes payable	623,012	57,396
Related party payables	341,450	341,450
Total current liabilities	1,018,554	436,302

Cash Flows

			September 27, 2006
	Six months ended February 28,		(inception) to February 28,
	2011	2010	2011

Cash provided by (used in) operating activities	(309,166)	(35,988)	(499,105)

Cash flows used in investing activities	(250,010)	-	(500,010)

Cash provided by financing activities	565,616	37,527	1,008,462

Cash at end of period	$9,347	$1,539	$9,347

We had cash of $9,347, accounts payable and accrued liabilities of $54,092, a note payable $623,012 and related party notes of $341,450 and an accumulated shareholder deficit of & ($509,197) as of February 28, 2011.

Cash Used In Operating Activities

Our cash balance of $9,347 as of February 28, 2011, has increased by $7,808 during the six months ended February 28, 2010.

Cash From Investing Activities

The two hundred fifty thousand dollars used from investing activities was for the down payment via Global Finishing Inc. for the Murciealagos Vizcaya and Lilly Rai mining concessions, located in Ecuador's El Oro Province. We are in discussions with Global Finishing Inc., concerning the repayment of this Note Receivable and all funds sent for the Ecuador Operations.

Supplemental disclosure of non-cash investing activities
Common shares issued for investment in gold mine	$-	$500,000	$-
Common shares issued for subscription receivable	$-	$880,000	$-
Common shares issued for conversion of debt	$-	$10,000	$10,000

Going Concern

The audited financial statements for the year ended August 31, 2010, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at February 28, 2011, our company has accumulated losses of $556,197since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion.

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

Future Financings

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to secure sufficient funding from the sale of our common stock to fund our marketing plan and operations. At this time, we cannot provide investors with any assurance that we will be able to secure sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing and continue to be dependent upon related party/shareholder funding. The company plans to secure additional capital by the use of Notes Payable, Convertible Notes Payable, Private Placements, and partnerships and revenue sharing in future opportunities. This financing activity may lead to stock dilution and changes in control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at February 28, 2011, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal period ended February 28, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from September 27, 2006 (inception) to November 30, 2008, the Company issued 4,000,000 shares of common stock at $0.001 per share to its directors for total proceeds of $4,000 and 3,000,000 shares of common stock at $0.010 per share for total proceeds of $30,000. These funds we used for company initial operating expenses.

During the year ended August 31, 2010 the Company also issued 3,000,000 shares of its common stock to its president for consideration of services provided. These shares were valued at $.001 per share for total consideration of $3,000. Further during the year ended August 31, 2010, the Company issued 10,000,000 shares valued at $.001 for the conversion of a $10,000 note payable. The funds were utilized for company operations.  Also during the year ended November 30, 2010 the Company issued 10,000,000 shares of its common stock which were held in escrow pending the close of a share exchange. These shares were rescinded during the six months ended February 28, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

The Company received notification that Pursuant to NASD Rule 6530(e), that any OTCBB issuer that is delinquent in its reporting obligations three times in a 24-month is ineligible for quotation on the OTCBB for a period of one year. This letter served notification that the Company has been delinquent three times in the past 24-month period. Accordingly, the Company’s securities will be removed from quotation on the OTCBB, effective at the open of business on 04/29/2011. The company is exploring the different options offered on the OTC Market and plans to retain its fully reporting status with the SEC. This last delay could not be avoided due to several outstanding issues and medical issues with its Chief Executive Officer.

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
Dated: April 28, 2011