Form 10-K/A
period 2010-08-31
Innocent, Inc.
filed 2011-05-27
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KA

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-150061

INNOCENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0585268
(State of incorporation)	(I.R.S. Employer ID No.)

3280 Suntree Blvd, Suite 105, Melborne, Fl. 32940

(Address of principal executive officers, including Zip Code)

(828) 702-7687

(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No      .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KA or any amendment to this Form 10-KA.  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes      . No  X .

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

The aggregate market value of the voting and non-voting equity held by non-affiliates is 7,000,000 shares at .68 a share as of February 28, 2011 for a total market value of $4,760,000, and a total of 20,000,000 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes      . No  X .

EXPLANATORY NOTE – The Registrant is amending this Form 10-K to revise certain disclosure in certain ITEMS indicated below. This Amended 10-K includes all parts and the parts which have been revised from the Registrant’s Form 10-K filed with the SEC on November 26, 2010 are highlighted below. There were no changes made to the Financial Statements. We did not introduce new information in the Notes to the Financial Statements, but minor changes were made for the purpose of clarification. Except as set forth herein, there are no other changes to the disclosures in the Form 10-K for the fiscal year ended August 31, 2010 previously filed with the SEC

TABLE OF CONTENTS

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

On April 7, 2010 the Company decided to direct that the initial funding of $880,000 US held in escrow by Dr. Vicente Sanchez Jaramillo a third party of the initial agreement in Ecuador be returned. The company has received such notification that said funds are being returned to the original accounts as received. Global Finishing, Inc has confirmed in writing that said funds are the property of Innocent Inc. and will be forwarded upon receipt. The company has adjusted the general ledger to reflect said funds as a subscription receivable until received. Innocent Inc. and Global Finishing Inc agree that the existing agreement on Miranda and as a result of the new mining laws that went into effect on January 1, 2010, it is in the best interest of all parties to renegotiate the contract, whereby Innocent Inc. will be the direct designated benefactor of the Miranda Mineral Rights and that upon the transfer of the deposit funds, Innocent Inc. will be the registered holder of a percent to be determined, and said documents filed with the mining commission of Ecuador

On May 30, 2010 Innocent Inc. entered into an agreement with Global Finish Inc, a Nevada Corporation, to acquire 51% of the issued and outstanding shares of Global Finishing Inc in a share exchange whereby Innocent Inc. will issue .9 shares of Innocent Inc. rule 144 restricted common stock for one share of Global Finishing Inc. The agreement has been approved by an excess of 51% of the shareholders of both Global Finishing Inc and Innocent Inc. by majority shareholder consent in lieu of a meeting. The agreement was signed on May 30, 2010 by the Companies with the approval of the Board of Directors. The agreement provides for 10 working days to administer the share exchange which will result in Global Finishing Inc to exchange 13,975,208 shares of Global Finishing Inc 27, 402,369 shares issued and outstanding for 12,557,687 shares of Innocent Inc., representing approximately 25.4% ownership of Innocent committed and issued and outstanding shares of common stock. The agreement further provided for the share exchange of the remaining 49% under the same exchange provisions, and that no additional shares of Global Finish Inc will be issued until such time as the parties execute the 49% exchange or decide that not additional share exchange will take place. The acquisition of the controlling interest in Global Finishing Inc, will allow Innocent Inc. to proceed with its Ecuador mineral interest, although given the time since the initial agreement, the agreement for the Miranda interest must be renegotiated. Global Finishing Inc currently owns the majority interest in an approved Ecuador subsidiary, Globalfinishing Ecuador S A that can legally operate and own mining interest and register new mineral rights and agreements. Innocent will retain the ownership rights in Companis Minera Monte-Verde S.A. Comimontsa and the 10,000,000 shares issued in the September 1, 2009 agreement will be offset against the 12,557,687 shares of common stock due to be issued to Global Finish Inc, for the 51% interest, leaving a balance of 2,557,687 additional shares to be issued in the share exchange described above.

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

On October 20, 2010 Innocent Inc. has terminated the agreement with Global Finish Inc, a Nevada Corporation, to acquire 51% of the issued and outstanding shares of Global Finishing Inc in a share exchange whereby Innocent Inc. would have issued .9 shares of Innocent Inc. rule 144 restricted common stock for one share of Global Finishing Inc. The agreement was approved by an excess of 51% of the shareholders of both Global Finishing Inc and Innocent Inc. by majority shareholder consent in lieu of a meeting. The agreement was signed on May 30, 2010 by the Companies with the approval of the Board of Directors. The agreement provided for 10 working days to administer the share exchange and this provision was extended until Innocent Inc. issued a demand to conclude the transaction and as of this date decided to cancel the agreement. Innocent Inc. and Global Finishing Inc were unable to reach an acceptable timely conclusion to the share exchange under the terms of the original agreement. Therefore, the Board of Directors of Innocent Inc. cancelled the share exchange agreement effective October 20, 2010. The parties to the original agreement will meet to resolve the funding and purchase of the Murciealagos Vizcaya and Lilly Rai mining concessions in the Zaruma-Portovelo Mining District of Ecuador's El Oro Province. As a result of this decision Innocent Inc. will cancel the original 10,000,000 shares issued under the $880,000.00 subscription agreement due that was subsequently held for the share exchange that the Board of Directors of Innocent Inc. cancelled. The 10,000,000 shares will be returned to treasury and monies advanced for the Murciealagos Vizcaya and Lilly Rai mining concessions will be recorded as a note payable due Innocent Inc. from Global Finishing Inc until such time as the parties can agree on the terms and conditions of joint ownership.

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

On November 23, 2010 Innocent Inc. acquired from Sedunda Oportunidad, LLC, the 100% working interest in an Oil and Gas Leasehold Estate including the effective net revenues flowing therefrom. The effective net revenue yield is 82% after the landowner Royalty is paid. The property, Thomas Lease, one well located center of south quarter section 7, Township 24 North Range West, Garfield County, Oklahoma, Book 1955 page 534 on 8/13/09. The parties agreed on a purchase price of $150,000 whereby Innocent Inc. will issue a non interest bearing note payable for the purchase price. The note will be a one year demand note payable. The surrounding property of approximately 300 acres contains approximately 45 wells in various states of operation and non-operation that can be acquired. It is anticipated that an additional $150,000 working capital will be required to return the property to the status of a working well, with most of the expense associated to the pipeline of the gas to the refinery, that is already in process. The well was operational and has historical data but management has decided not to release any estimates until the well is back in operational mode. The acquisition of the Thomas Lease from Oportunidad, LLC, included the 100% rights to the property that currently has one gas well that in the past produced both oil and gas. The leasehold assignment also includes a royalty to the land owner and the contract service that maintains and services the well, which totals 18% of the Gross Revenue, leaving a net yield of 84% of the Gross Revenue to Innocent Inc. The well is in the process of refurbishing and at this time we are not ready to make projections of income. The Lease Agreement will be filed with the amended Form 10A and we will clarify the net revenue.

We are currently in settlement discussions with Global Finishing, Inc. as it relates to the funding provided to Global Finishing Inc., for the operations of Global Finishing Ecuador SA. Although Innocent Inc. cancelled the operational agreements with Global Finishing Inc. and has reserved approx. $88,000.00 of the Note Payable and other payables due Innocent Inc., we have not relinquished any claim we may have relating to the full value of the Note Payable, Miranda PLSA or the Murciealagoes Vizcaya and Lilly Rai mining concessions. Upon the receipt of $389,000.00, the full settlement of the note payable and other expenses, Innocent Inc. has advised Global Finishing Inc. that the Company would release any such claim to the above properties. The Maria Olivia concession, which we understand is still in the Ecuador Government control of mining properties, will become a right of Innocent Inc. to acquire said property in the settlement. Innocent Inc. has local Ecuador advisors and Global Finishing Ecuador SA is assisting with the process to release the Maria Olivia from the Government control. We had been advised by Global Finishing Inc. that they expect to complete a funding within the next 60 days, whereby we would release any and all claims as they relate to the funding, agreements, and any other written or understood agreements between Innocent Inc. and Global Finishing Inc. and Global Finishing Ecuador SA upon satisfaction of the total note payable of $389,000.00.

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

The agreement (non binding LOI) has been funded with the initial payment, completing the initial obligation of Innocent, Inc. as provided in the LOI attached as an exhibit. Innocent, Inc. expects that the second deposit will be funded no later than the end of February 2011, in accordance with the Letter of Intent executed on January 27, 2011. The parties have verbally agreed to extend the funding dates from the original agreement to allow time for the Funder to forward the funds to Innocent, Inc. if necessary. Although the Funder of the initial payment has committed the balance of the funds and we expect that obligation to be met, no guarantee can be issued until such time as the funds are received by the funding source

Innocent Inc. has entered into a material definitive agreement with Steele Resources, Inc. (SELR: OTCBB) to acquire 50% of the Mineral Hill Gold Exploration Project. The project is located near Pony Hill, Montana in the Mineral Hill Mining District and consists of 17 patented and 67 unpatented lode mining claims (approximately 1,800 acres). The agreement is a 50/50 Joint Venture under which the two companies will work together to explore and operate the claims. The initial participating interests of Innocent, Inc. and Steele Resources, Inc. in the JV will be 50% and 50%. Under the terms of the agreement, Innocent may contribute up to $5,000,000 in operating funds over one year.

In the event those funds are not provided, Innocent will forfeit 10% per $1,000,000 not provided. Steele Resources, Inc. will act as the operating partner and have a commitment to match up to $5,000,000 in funding within one year of Innocent, Inc. contributing its first $1,000,000. Steel Resources, Inc. will forfeit 10% per $1,000,000 not provided under its obligation. Innocent Inc. has made the initial payment of three hundred thousand dollars ($300,000) under the terms of the LOI dated January 27, 2011. The second payment is expected be completed on or before February 28th, 2011, based upon a third party commitment, although the funds for the second deposit have not been received by Innocent Inc. as of the issuance of this release

On February 20, 2011 Innocent Inc. entered into a material definitive agreement with Steele Resources, Inc. (SELR: OTCBB) to acquire 50% of the Mineral Hill Gold Exploration Project. The project is located near Pony Hill, Montana in the Mineral Hill Mining District and consists of 17 patented and 67 unpatented lode mining claims (approximately 1,800 acres). The agreement is a 50/50 Joint Venture under which the two companies will work together to explore and operate the claims. The initial participating interests of Innocent, Inc. and Steele Resources, Inc. in the JV will be 50% and 50%. Under the terms of the agreement, Innocent may contribute up to $5,000,000 in operating funds over one year. In the event those funds are not provided, Innocent will forfeit 10% per $1,000,000 not provided. Steele Resources, Inc. will act as the operating partner and have a commitment to match up to $5,000,000 in funding within one year of Innocent, Inc. contributing its first $1,000,000. Steel Resources, Inc. will forfeit 10% per $1,000,000 not provided under its obligation. Innocent Inc. made the initial payment of three hundred thousand dollars ($300,000) under the terms of the LOI dated January 27, 2011.

On February 7, 2011, INCT advanced an initial $300,000 which allowed SRI to close on the Pony Project representing 17 patented and 67 unpatented mining claims located in the Pony Mining District of Montana.

The second payment expected be completed on or before February 28th, 2011, was completed on March 18, 2011 in the amount of $250,000.00. These funds were sent directly to Steele Resources, Inc. and Innocent Inc. has received the supporting documentation and issued a Note Payable for these funds on behalf of Innocent Inc.

On March 23, 2011, $200,000 will be used to allow SRI to close on the Atlantic and Pacific mining property mineral lease (the”A&P Project”) representing two patented mining claims located next to the Pony Project and together representing the Mineral Hill Mining Project.

The Company received a notification from its joint venture partner (SRI), that Innocent Inc. was in default on the balance of its funding commitment of the $1,000,000. The Company did not agree with the exact interpretation of the default and Innocent Inc. is seeking the additional capital to fulfill its committed obligation. After further discussion the JV Partners have decided that in consideration of Innocent’s willingness to negotiate, in good faith, a payment plan for the $460,000 currently due from the commitment under the Joint Venture Agreement. Steele Resources is willing to withdraw the default condition established in its letter of notification conditional upon Innocent Inc. entering into a negotiation process with Steele by May 2, 2011. Steele Resources stated that it would not seek any default remediation so long as Innocent negotiates a “good faith” funding solution. The JV Agreement provides ; Under the terms of the JV Agreement INCT and SRC would each own 50% of the Joint Venture however the percentage ownership would be reduced by 10% for each $1,000,000 a party failed to contribute to the Joint Venture . On May 2, 2011 Steele Resources acknowledges that Innocent is providing "good faith" efforts to completing its funding obligations to the Joint Venture Agreement. Innocent acknowledges that a balance of $460,000 remains of the initial $1,000,000 funding obligation. Given Innocent's present funding efforts the parties to the agreement have decided that no default exist and efforts to complete the funding obligation will be supported by both parties.

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

ITEM 2. PROPERTIES

The company is currently relocating to 3280 Suntree Blvd, Suite 105, Melborne, Fl. 32940, where it will rent office space on a month to month basis for $500.00 per month.

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

On February 20, 2011 Innocent Inc. entered into a material definitive agreement with Steele Resources, Inc. (SELR: OTCBB) to acquire 50% of the Mineral Hill Gold Exploration Project. The project is located near Pony Hill, Montana in the Mineral Hill Mining District and consists of 17 patented and 67 unpatented lode mining claims (approximately 1,800 acres). The agreement is a 50/50 Joint Venture under which the two companies will work together to explore and operate the claims. The initial participating interests of Innocent, Inc. and Steele Resources, Inc. in the JV will be 50% and 50%. Under the terms of the agreement, Innocent may contribute up to $5,000,000 in operating funds over one year. In the event those funds are not provided, Innocent will forfeit 10% per $1,000,000 not provided. Steele Resources, Inc. will act as the operating partner and have a commitment to match up to $5,000,000 in funding within one year of Innocent, Inc. contributing its first $1,000,000. Steel Resources, Inc. will forfeit 10% per $1,000,000 not provided under its obligation. Innocent Inc. made the initial payment of three hundred thousand dollars ($300,000) under the terms of the LOI dated January 27, 2011.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

The common shares of Innocent Inc. are quoted on the OTC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

On December 31, 2010, the shareholders' list of our common shares showed 30 registered shareholders holding 20,000,000 shares and various broker-dealers holding 3,000,000 shares in an indeterminate number of names.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

	High	Low

Fiscal 2010

First Quarter	$1.50	$1.20
Second Quarter	$1.20	$0.51
Third Quarter	$0.94	$0.52
Fourth Quarter	$1.04	$0.75

Fiscal 2009

First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.00	$0.00

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

Recent Sales of Unregistered Securities

On September 19, 2009 convertible notes in the amount of $10,000.00 were converted to 10,000,000 shares of rule- 144 restricted common stock. The value of the shares was determined by the Board of Directors at the time the Company secured ten thousand dollars ($10,000.00) in funding from outside parties to fund the company, that funding was completed at .001 per share. The company issued 3,000,000 shares as approved by the Board of Directors to the President and CEO Wayne A Doss, for services valued at $3,000.00 at the same per share basis as the convertible Notes.

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

Operating Costs and Expenses

 The major components of our expenses for the years ended August 31, 2010 and 2009, and for the period from September 27, 2006 (Inception) through August 31, 2010, are outlined in the table below:

2010 2009 Inception

Operating expenses
Professional fees	19,156	23,869	76,025
Travel and promotion	20,830	263	28,795
Bad debt	88,344	-	88,344
Other general & administrative	7,109	4,456	34,996
Total operating expenses	135,439	28,588	288,160

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

Working Capital

Current Assets	$252,907	$0
Current Liabilities	436,302	56,813

Working Capital Deficiency	$(183,395)	$(56,813)

Cash Flow

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

Cash from Financing Activities

As of August 31, 2010, the Company has mostly funded its initial operations through the issuance of $341,450 in shareholder notes payable and $57,396 in other notes payable. To date, $338,344 of the notes payable is offset in Notes Receivable from Global Finishing Inc. for Innocent Inc. contribution to acquire mining interest in Ecuador.

Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In the event Innocent Inc. is unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may be forced to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

The company plans to raise additional capital by the use of Notes Payable, Convertible Notes Payable, Private Placements, partnerships, and revenue sharing in future opportunities. This method of funding may lead to stock dilution and changes in control.

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

/s/ Eddy Chin, Chartered Accountant
Eddy Chin, Chartered Accountant Thornhill, Ontario November 20, 2010

INNOCENT, INC.
(A Development Stage Company)
Balance Sheets

	August 31,
	2010	2009
ASSETS
Current assets
Cash	$2,907	$-
Note receivable, net of allowance	250,000	-
Total current assets	252,907	-

Total assets	$252,907	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$37,456	$42,970
Notes payable	57,396	-
Related party payables	341,450	13,843
Total current liabilities	436,302	56,813

Stockholders' Deficit
Shares Held in Escrow	(10,000)	-
Common stock, $.001 par value; 75,000,000 shares authorized; 30,000,000 and 7,000,000 issued; 20,000,000 and 7,000,000 outstanding at August 31, 2010 and 2009	30,000	7,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(230,395)	(90,813)
Total stockholders' deficit	(183,395)	(56,813)

Total liabilities and stockholders' deficit	$252,907	$-

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Operations

			September 27, 2006 (inception) to August 31, 2010

	Year Ended August 31,
	2010	2009
Revenues	$-	$-	$-

Operating expenses
Professional fees	19,156	23,869	76,025
Travel and promotion	20,830	263	28,795
Bad debt	88,344	-	88,344
Other general & administrative	7,109	4,456	34,996
Total operating expenses	135,439	28,588	288,160

Other expense
Interest expense	4,143	843	5,087
Total other expense	4,143	843	5,087

Loss from continuing operations	(139,582)	(29,431)	(233,247)

Income from discontinued operations	-	1,544	2,852

Net loss	$(139,582)	$(27,887)	$(230,395)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	27,416,438	7,000,000

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
Cumulative from September 27, 2006 (Inception) to August 31, 2010

	Common Stock		Additional Paid in Capital	Shares Held in Escrow	Subscription Receivable	Accumulated Deficit	Total
	Shares	Amount
Balance, September 27, 2006 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock subscription, $0.001	4,000,000	4,000		-	(4,000)	-	-
Net loss, period ended August 31, 2007	-	-	-	-		(3,980)	(3,980)
Balance, August 31, 2007	4,000,000	4,000	-	-	(4,000)	(3,980)	(3,980)

Collection of subscription receivable	-	-	-	-	4,000	-	4,000
Common stock issued for cash	3,000,000	3,000	27,000	-	-	-	30,000
Net loss, year ended August 31, 2008	-	-	-	-		(58,947)	(58,947)
Balance, August 31, 2008	7,000,000	7,000	27,000	-	-	(62,927)	(28,927)

Net loss, year ended August 31, 2009	-	-	-	-	-	(27,886)	(27,886)
Balance, August 31, 2009	7,000,000	7,000	27,000	-	-	(90,813)	(56,813)

Common stock issued for conversion of debt	10,000,000	10,000	-	-	-	-	10,000
Common stock held in escrow	10,000,000	10,000	-	(10,000)	-	-	-
Common stock issued for services	3,000,000	3,000	-	-	-	-	3,000
Net loss, year ended August 31, 2010	-	-	-	-	-	(139,582)	(139.582)
Balance, August 31, 2010	30,000,000	$30,000	$27,000	$(10,000)	$-	$(230,395)	$(183,395)

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Cash Flows

			September 27, 2006 (inception) to August 31, 2010

	Year ended August 31,
	2010	2009
Cash flows from operating activities
Net loss	$(139,582)	$(27,887)	$(230,395)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	3,000	-	3,000
Changes in operating assets and liabilities:
Accounts receivable	-	2,940	-
Prepaid expenses	-	350	-
Security deposit	-	333	-
Accounts payable and accrued liabilities	(5,514)	18,488	37,456
Cash provided by (used in) operating activities	(142,096)	(5,776)	(189,939)

Cash flows from investing activities
Note receivable, net of allowance	(250,000)	-	(250,000)
Cash flows used in investing activities	(250,000)	-	(250,000)

Cash flows from financing activities
Proceeds from related party loan	342,607	5,742	356,450
Repayments of related party loan	(15,000)	-	(15,000)
Proceeds from notes payable	57,396	-	57,396
Common stock held in escrow	10,000	-	10,000
Shares held in escrow	(10,000)		(10,000)
Common stock issued for conversion of note	10,000	-	10,000
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	395,003	5,742	442,846

Net change in cash	2,907	(34)	2,907
Cash at beginning of period	-	34	-
Cash at end of period	$2,907	$-	$2,907

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: ( a ) the option to settle by issuing equity instruments lacks commercial substance or ( b ) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: ( a ) the goods or services received; or ( b ) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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

Earnings Per Share Information

FASB ASC 260, “ Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

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

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events ) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

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

Common stock (continued)

During the year ended August 31, 2010, the Company issued 3,000,000 shares for services performed; 10,000,000 shares for the conversion of a note payable; and 10,000,000 shares held in escrow. The value of the shares was determined by the Board of Directors at the time the Company secured ten thousand dollars ($10,000.00) in funding from outside parties to fund the company, that funding was completed at .001 per share and the same per share value applied.

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

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2010 and 2009

Note 3 – Stockholders’ Equity (continued)

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC 260, “ Earnings Per Share. ” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

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

INNOCENT, INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2010 and 2009

Note 5 – Related Party Transactions

The President of the Company provides management services to the Company. During the years ended August 31, 2010 and 2009 management services of $3,000 were charged to operations. A director of the Company provides consulting services to the Company. During the year ended August 31, 2009 consulting services of $2,000 were charged to operations. The President does not have a contract.

During the period from inception to August 31, 2010, shareholders of the Company provided $339,450 of loans to the Company in regular installments. The loans bear interest at 6.75% per annum, are payable on demand and as such are included in current liabilities. The principal balance of the loans were $339,450 and $13,000 with $4,214 and $843 of accrued interest payable as of August 31, 2010 and 2009.

Note 6 – Subsequent Events

On October 20, 2010, the Company terminated the agreement with Global Finishing Inc. to acquire 51% of the issued and outstanding shares of Global Finishing Inc. in a share exchange. The Company had previously issued 10,000,000 shares which were held in escrow. These shares will be cancelled and returned to treasury and reflected in the 1 st quarter filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

a) Evaluation of Disclosure Controls and Procedures

The Company's President and Chief Executive Officer, who is its principal executive officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-KA - were not effective because of comments from the SEC that required additional disclosure and restatement of other disclosed information.

(b) Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of August 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that the Company's internal control over financial reporting were not effective because of comments from the SEC that required additional disclosure and restatement of other disclosed information concerning the August 31, 2010 annual statement.

This Annual Report on Form 10-KA does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the period ended August 31, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

	Position Held with the		Date First Elected
Name	Corporation	Age	/Appointed
Wayne Doss	President and CEO Director	57	August 10, 2009
Marcus Mueller	Director	43	April 12, 2010

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Wayne Doss, age 56, is appointed the President, CEO, Secretary, and Director of the Company. Mr. Doss has served as CFO and CEO for over 25 years in both Public and Private Companies. Mr. Doss serves as CEO of Keller Industries for 9 years, a $250,000,000 Building Products Company with 4,000 employees. Over the past 5 years Mr. Doss has consulted and served various capacities assisting small public companies with start-ups, interim officer positions, accounting issues and regulatory filings. Mr. Doss is a graduate from the University of Maryland with Degrees in accounting and business management.

Marcus Mueller, 43 began international trading of various steel, building and other products into Germany from Korea, France and China. In 1998 he joined Klockner & Co. Group, recognized as the largest independent steel and metal distributor by turnover worldwide. As VP Trade and Finance in Canada, he was responsible for international sales & purchases (various products) and all associated contractual, financial, logistics and taxation requirements. In 2005 he established Trading House Worldwide Corp., which provides consulting services to the steel & iron ore industry as well as international trading in steel from Asia, Egypt and Europe into NAFTA, as well as raw material and metal scrap trading in international markets. Consulting services include negotiating off-take agreements for iron ore, carbonites such as coking coal, thermal coal and graphite, limestone and a variety of other products.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Innocent Inc. does not have any committees of the board of directors at this time. The board of directors does not have a nominations committee because there is one director and shareholder suggestions would be known to the entire board. As such, the board of directors believes there will be sufficient communication by shareholders with the board about matters and nominees to be brought to its attention.

Innocent Inc. directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Innocent Inc., board of directors has determined that its directors are not an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Innocent Inc., board of directors has determined, however, that its directors are able to read and understand fundamental financial statements and has business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that its directors have sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

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

Code of Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees, including our CEO and senior officers. A copy of our Code of Ethics is attached hereto as an Exhibit 14. Shareholders may also request a copy of the Code of Ethics from: Innocent Inc., Investor Relations, 3280 Suntree Blvd, Suite 105, and Melbourne, FL 32940

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer and Chief Financial Officer and Director during the fiscal period ended August 31, 2010.

				Long-Term
Name and				Compensation Awards
Principal	Fiscal	Annual Compensation		Stock Options
Position	Year	Salary	Stock	Granted

Wayne A Doss	2010	$8,700	$3,000	--
President Director	2009	--	--	--

Marcus Mueller	2010	--	--	--
Director

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

Title of Class	Name of Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common	Wayne A. Doss President, CEO	3,000,000	15%
Common	Alliance Strategic	5,000,000	25%
Common	Bay Street Capital	5,000,000	25%

*Based upon the issued and outstanding of 20,000,000

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended August 31,		Period Ended August 31, 2007
	2010	2009
Audit fees	$9,385	$6,000	$3,500
Audit-related fees	-	-	-
Tax fees	-	-	-
All other fees	-	-	-

Total fee	$9,385	$6,000	$3,500

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

PART IV

ITEM 15. EXHIBITS

(a) The following exhibits are included as part of this report:

Exhibit
Number	Title of Document
14	Code Of Conduct
31.1	Sec.302 Certification of CEO
32.1	Sec.906 Certification of CEO
10	Thomas Lease

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Innocent Inc.

Registrant

/s/ Wayne A Doss

Wayne A Doss

President, Chief Executive Officer, and Director

Dated:  May 26, 2011

/s/ Marcus Mueller

Marcus Mueller

Director

Dated:  May 26, 2011

/s/ Wayne A Doss

Wayne A Doss

President, Chief Executive Officer, and Director

Dated:  May 26, 2011