Form 10-Q/A
period 2010-11-30
Innocent, Inc.
filed 2011-05-27
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QA

 X .. Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

3280 Suntree Blvd Suite 105

Mwlboourne, FL 32940

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X ..

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

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Operations (unaudited)

	Three months ended November 30,		September 27, 2006 (inception) to November 30, 2010
	2010	2009
Revenues	$-	$-	$-

Operating expenses
Professional fees	20,568	6,636	96,593
Travel and promotion	6,705	3,880	35,500
Bad debt	250,000	-	338,344
Other general & administrative	1,928	-	36,924
Total operating expenses	279,201	10,516	507,361

Other income (expense)
Other income	7,340	-	7,340
Interest expense	(7,746)	(446)	(12,833)
Total other income (expense)	(406)	(446)	(5,493)

Loss from continuing operations	(279,607)	(10,962)	(512,854)

Income from discontinued operations	-		2,852

Net loss	$(279,607)	$(10,962)	$(510,002)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	20,000,000	19,747,253

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Three months ended November 30,		September 27, 2006 (inception) to November 30, 2010
	2010	2009
Cash flows from operating activities
Net loss	$(279,607)	$(10,962)	$(510,002)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	3,000	3,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,506	300	40,962
Cash provided by (used in) operating activities	(276,101)	(7,662)	(466,040)

Cash flows from investing activities
Investment in gold mine	-	(2,000,000)
Note receivable, net of allowance	250,000	-	-
Cash flows used in investing activities	250,000	(2,000,000)	-

Cash flows from financing activities
Proceeds from related party loan	-	20,426	356,450
Repayments of related party loan	-	-	(15,000)
Proceeds from notes payable	25,000	-	82,396
Due on gold mine	-	1,500,000	-
Common stock issued for gold mine obligation	-	500,000	-
Common stock issued for conversion of note	-	10,000	10,000
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	25,000	2,030,426	467,846

Net change in cash	(1,101)	22,764	1,806
Cash at beginning of period	2,907	-	-
Cash at end of period	$1,806	$22,764	$1,806

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing activities
Common shares issued for investment in gold mine	$-	$500,000	$-
Common shares issued for conversion of debt	$-	$10,000	$10,000

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 . With the issuance of SFAS 168, the FASB Accounting Standards Codification (“the Codification” or “ASC”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC. This change is effective for financial statements issued for interim or annual periods ending after September 15, 2009. The Codification does not modify existing GAAP nor any guidance issued by the SEC. Nonauthoritative accounting literature is excluded from the Codification. To improve usability, the Codification does include certain SEC guidance. GAAP accounting standards used to populate the Codification are superseded, with the exception of certain standards yet to be codified as of September 30, 2009, including SFAS 166 and 167 described subsequently.

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

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R)  , “ Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.

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

Note 4 - Related Party Transactions

The President of the Company provides management services to the Company. During the three months ended November 30, 2010 management services of $6,500 (November 30, 2009 – $2,700) were charged to operations.

INNOCENT, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2010 and 2009

(Unaudited)

Note 4 - Related Party Transactions - cont'd

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

Note 5 – Significant Events - cont'd

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

Registrant

By:	/s/ Wayne A Doss
Wayne A. Doss
President, Chief Executive
Officer, and Director
Dated: May 27, 2011