Form 10-Q
period 2011-05-31
Innocent, Inc.
filed 2011-07-15
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

 X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2011

     .  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

_______________ to _______________

Commission File Number       333-150061

INNOCENT, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0585268
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3280 Suntree Blvd, Suite 150 Melbourne, FL. 32940	32940
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number: (828) 702-7687

_________________

(Former address if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

As of Jul 14, 2011, there were 20,000,000 shares of common stock, par value $0.001, outstanding.

INDEX

INNOCENT, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

May 31, 2011 and 2010

(Unaudited)

INNOCENT, INC.
(A Development Stage Company)
Balance Sheets

	May 31, 2011	August 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash	$18,042	$2,907
Note receivable, net of allowance	-	250,000
Total current assets	18,042	252,907

Fixed assets	210,000	-
Investment in joint venture	290,010	-

Total assets	$518,052	$252,907

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$76,314	$37,456
Notes payable	666,012	57,396
Related party payables	341,450	341,450
Total current liabilities	1,083,776	436,302

Stockholders' Deficit
Shares Held in Escrow	-	(10,000)
Common stock, $.001 par value; 75,000,000 shares authorized; 20,000,000 and 30,000,000 issued; 20,000,000 outstanding at May 31, 2011 and August 31, 2010	20,000	30,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(612,724)	(230,395)
Total stockholders' deficit	(565,724)	(183,395)

Total liabilities and stockholders' deficit	$518,052	$252,907

See accompanying notes to financial statements.

INNOCENT, INC.
(A Development Stage Company)
Statements of Operations (unaudited)

					September 27, 2006 (inception) to May 31, 2011

	Three months ended May 31,		Nine months ended May 31,
	2011	2010	2011	2010
Revenues	$-	$-	$-	$-	$-

Operating expenses
Professional fees	16,260	9,900	41,341	18,236	117,366
Travel and promotion	6,968	768	20,590	13,153	49,385
Bad debt	-	-	250,000	-	338,344
Other general & administrative	11,077	1,604	34,024	6,094	69,020
Total operating expenses	34,305	12,272	345,955	37,483	574,115

Other income (expense)
Other income	-	-	7,340	-	7,340
Interest expense	(22,222)	(778)	(43,714)	(1,855)	(48,801)
Total other income (expense)	(22,222)	(778)	(36,374)	(1,855)	(41,461)

Loss from continuing operations	(56,527)	(13,050)	(382,329)	(39,338)	(615,576)
Income from discontinued operations	-	-	-		2,852
Net loss	$(56,527)	$(13,050)	$(382,329)	$(39,338)	$(612,724)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding	20,000,000	30,000,000	20,000,000	26,582,418

See accompanying notes to financial statements.

INNOCENT, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			September 27, 2006 (inception) to May 31, 2011

	Nine months ended May 31,
	2011	2010
Cash flows from operating activities
Net loss	$(382,329)	$(39,338)	$(612,724)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	3,000	3,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	38,858	(11,100)	76,314
Cash provided by (used in) operating activities	(343,471)	(47,438)	(533,410)

Cash flows from investing activities
Purchase of fixed assets	(210,000)	-	(210,000)
Investment in joint venture	(290,010)	-	(290,010)
Note receivable, net of allowance	250,000	-	-
Cash flows used in investing activities	(250,010)	-	(500,010)

Cash flows from financing activities
Proceeds from related party loan	10,687	45,198	367,137
Repayments of related party loan	(10,687)	(15,000)	(25,687)
Proceeds from notes payable	608,616	7,607	676,012
Common stock issued for conversion of note	-	10,000	-
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	608,616	47,805	1,051,462

Net change in cash	15,135	367	18,042
Cash at beginning of period	2,907	-	-
Cash at end of period	$18,042	$367	$18,042

Supplemental disclosure of non-cash investing activities
Common shares issued for investment in gold mine	$-	$500,000	$-
Common shares issued for subscription receivable	$-	$880,000	$-
Common shares issued for conversion of debt	$-	$10,000	$10,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

INNOCENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2011 and 2010

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2010, included in the Company's annual report on the From 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the periods ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

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

May 31, 2011 and 2010

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

Advertising and Promotion

The Company's expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the nine months ended May 31, 2011 and 2010 were $5,878 and $2,859.

Research and Development

Research and development expenditures are expensed as incurred. No such expenses have been incurred during the periods ended May 31, 2011 or 2010.

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

May 31, 2011 and 2010

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

During the year ended August 31, 2010 the Company also issued 3,000,000 shares of its common stock to its president for consideration of services provided. These shares were valued at $.001 per share for total consideration of $3,000. Further during the year ended August 31, 2010, the Company issued 10,000,000 shares valued at $.001 for the conversion of a $10,000 note payable. Also during the year ended November 30, 2010 the Company issued 10,000,000 shares of its common stock which were held in escrow pending the close of a share exchange. These shares were rescinded during the nine months ended May 31, 2011.

From inception to May 31, 2011the Company has not granted any stock options.

Note 4 - Related Party Transactions

The President of the Company provides management services to the Company. During the nine months ended May 31, 2011 management services of $25,813 (May 31, 2011 – $9,900) were charged to operations.

The Company has also received loans from shareholders totaling $367,137 since inception to fund operations. As of May 31, 2011, the Company owed $341,450 of principal plus accrued interest of $21,404. The loans are unsecured and due on demand and as such are included in current liabilities.

INNOCENT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

May 31, 2011 and 2010

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

On October 20, 2010 Innocent Inc. has terminated the agreement with Global Finish Inc., a Nevada Corporation, to acquire 51% of the issued and outstanding shares of Global Finishing Inc. in a share exchange whereby Innocent Inc. would have issued .9 shares of Innocent Inc. rule 144 restricted common stock for one share of Global Finishing Inc. The agreement was approved by an excess of 51% of the shareholders of both Global Finishing Inc. and Innocent Inc. by majority shareholder consent in lieu of a meeting. The agreement was signed on May 31, 2010 by the Companies with the approval of the Board of Directors. The agreement provided for 10 working days to administer the share exchange and this provision was extended until Innocent Inc. issued a demand to conclude the transaction and as of this date decided to cancel the agreement. Innocent Inc. and Global Finishing Inc. were unable to reach an acceptable timely conclusion to the share exchange under the terms of the original agreement. Therefore, the Board of Directors of Innocent Inc. cancelled the share exchange agreement effective October 20, 2010. The parties to the original agreement will meet to resolve the funding and purchase of the Murciealagos Vizcaya and Lilly Rai mining concessions in the Zaruma-Portovelo Mining District of Ecuador's El Oro Province. As a result of this decision Innocent Inc. will cancel the original 10,000,000 shares issued under the $880,000.00 subscription agreement due that was subsequently held for the share exchange that the Board of Directors of Innocent Inc. cancelled. The 10,000,000 shares will be returned to treasury and monies advanced for the Murciealagos Vizcaya and Lilly Rai mining concessions will be recorded as a note payable due Innocent Inc. from Global Finishing Inc. until such time as the parties can agree on the terms and conditions of joint ownership.

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

On May 31, 2010 Innocent Inc. entered into an agreement with Global Finish Inc., a Nevada Corporation, to acquire 51% of the issued and outstanding shares of Global Finishing Inc. in a share exchange whereby Innocent Inc. will issue .9 shares of Innocent Inc. rule 144 restricted common stock for one share of Global Finishing Inc. The agreement has been approved by an excess of 51% of the shareholders of both Global Finishing Inc. and Innocent Inc. by majority shareholder consent in lieu of a meeting. The agreement was signed on May 31, 2010 by the Companies with the approval of the Board of Directors. The agreement provides for 10 working days to administer the share exchange which will result in Global Finishing Inc. to exchange 13,975,208 shares of Global Finishing Inc. 27, 402,369 shares issued and outstanding for 12,557,687 shares of Innocent Inc., representing approximately 25.4% ownership of Innocent committed and issued and outstanding shares of common stock. The agreement further provided for the share exchange of the remaining 49% under the same exchange provisions, and that no additional shares of Global Finish Inc. will be issued until such time as the parties execute the 49% exchange or decide that not additional share exchange will take place.   The acquisition of the controlling interest in Global Finishing Inc., will allow Innocent Inc. to proceed with its Ecuador mineral interest, although given the time since the initial agreement, the agreement for the Miranda interest must be renegotiated. Global Finishing Inc. currently owns the majority interest in an approved Ecuador subsidiary, Globalfinishing Ecuador S A that can legally operate and own mining interest and register new mineral rights and agreements. Innocent will retain the ownership rights in Companis Minera Monte-Verde S.A. Comimontsa and the 10,000,000 shares issued in the September 1, 2009 agreement will be offset against the 12,557,687 shares of common stock due to be issued to Global Finish Inc., for the 51% interest, leaving a balance of 2,557,687 additional shares to be issued in the share exchange described above.

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

On October 20, 2010 Innocent Inc. has terminated the agreement with Global Finish Inc., a Nevada Corporation, to acquire 51% of the issued and outstanding shares of Global Finishing Inc. in a share exchange whereby Innocent Inc. would have issued .9 shares of Innocent Inc. rule 144 restricted common stock for one share of Global Finishing Inc. The agreement was approved by an excess of 51% of the shareholders of both Global Finishing Inc. and Innocent Inc. by majority shareholder consent in lieu of a meeting. The agreement was signed on May 31, 2010 by the Companies with the approval of the Board of Directors. The agreement provided for 10 working days to administer the share exchange and this provision was extended until Innocent Inc. issued a demand to conclude the transaction and as of this date decided to cancel the agreement. Innocent Inc. and Global Finishing Inc. were unable to reach an acceptable timely conclusion to the share exchange under the terms of the original agreement. Therefore, the Board of Directors of Innocent Inc. cancelled the share exchange agreement effective October 20, 2010. The parties to the original agreement will meet to resolve the funding and purchase of the Murciealagos Vizcaya and Lilly Rai mining concessions in the Zaruma-Portovelo Mining District of Ecuador's El Oro Province. As a result of this decision Innocent Inc. will cancel the original 10,000,000 shares issued under the $880,000.00 subscription agreement due that was subsequently held for the share exchange that the Board of Directors of Innocent Inc. cancelled. The 10,000,000 shares will be returned to treasury and monies advanced for the Murciealagos Vizcaya and Lilly Rai mining concessions will be recorded as a note payable due Innocent Inc. from Global Finishing Inc. until such time as the parties can agree on the terms and conditions of joint ownership.

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

On February 21, 2011 Innocent Inc., entered into a material definitive agreement with Steele Resources, Inc. (SELR: OTCBB) to acquire 50% of the Mineral Hill Gold Exploration Project. The project is located near Pony Hill, Montana in the Mineral Hill Mining District and consists of 17 patented and 67 unpatented lode mining claims (approximately 1,800 acres). The agreement is a 50/50 Joint Venture under which the two companies will work together to explore and operate the claims. The initial participating interests of Innocent, Inc. and Steele Resources, Inc. in the JV will be 50% and 50%. Under the terms of the agreement, Innocent may contribute up to $5,000,000 in operating funds over one year.  In the event those funds are not provided, Innocent will forfeit 10% per $1,000,000 not provided. Steele Resources, Inc. will act as the operating partner and have a commitment to match up to $5,000,000 in funding within one year of Innocent, Inc. contributing its first $1,000,000. Steel Resources, Inc. will forfeit 10% per $1,000,000 not provided under its obligation. Innocent Inc. has made the initial payment of three hundred thousand dollars ($300,000) under the terms of the LOI dated January 27, 2011. The second payment is expected be completed on or before May 31th, 2011.

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

The Company received a notification from its joint venture partner (SRI), that Innocent Inc. was in default on the balance of its funding commitment of the $1,000,000. The Company did not agree with the exact interpretation of the default and Innocent Inc. is seeking the additional capital to fulfill its committed obligation. After further discussion the JV Partners have decided that in consideration of Innocent’s willingness to negotiate, in good faith, a payment plan for the $460,000 currently due from the commitment under the Joint Venture Agreement. Steele Resources is willing to withdraw the default condition established in its letter of notification conditional upon Innocent Inc. entering into a negotiation process with Steele by May 2, 2011. Steele Resources stated that it would not seek any default remediation so long as Innocent negotiates a “good faith” funding solution. The JV Agreement is clear that ; Under the terms of the JV Agreement INCT and SRC would each own 50% of the Joint Venture however the percentage ownership would be reduced by 10% for each $1,000,000 a party failed to contribute to the Joint Venture. The balance of the $460,000 is still due Steele to complete the initial obligation of Innocent. Innocent expected, due to a shareholder nonbinding commitment letter to complete this funding, and as of the date of this Form Q filing the funding has not been completed. The shareholder that issued the nonbinding commitment letter in May has issued a follow up letter stating the intent to complete a private placement in August and September 2011 and explained the delay was due to unavoidable causes. Although the company believes the intent of the Shareholder in reference to a private placement to be a good faith commitment, there can be no guarantee that the funds will received or received in a timely manner to complete the $460,000 obligation since Steele may utilize a third party to secure the funds. Under the terms and conditions of the agreement, Steel is within its right to secure the funds from a third party or advance the funds itself and become the majority shareholder of the JV. The full agreement was filed by Innocent in an 8K filing.

As our business plan of operation exist today, we plan in Ecuador to acquire existing mineral rights that are being mined or have been mined and are properly registered under the Ecuador Mining Laws and Regulations. We will become an exploration company for the primary mineral of Gold but some silver and copper exist in the areas we are focused on. The new mining laws and registration of the mineral properties have given the government the opportunity to refocus on true ownership, back tax obligation and environment issues and concerns. We expect to operate within these guidelines and believe that the cost associated with mining within the governmental guidelines will not have an adverse cost impact. The steady increase in the value of gold should provide sufficient revenue to cover a responsible mode of operation. Although as of today we do not currently have an operating property in Ecuador we have visited the sites we have disclosed and they appear to operate within a safe and responsible manner. In regard to the Thomas Lease, we plan to extract primarily gas, but historically reports indicate some oil present. We plan to utilize a well-known third party operator to manage the site and insure we are in compliance with state and federal guidelines. The company is in the process of refurbishing the existing well and piping to a gas feed supply line. We have supplied the initial start-up capital and expect to provide a more definitive date the well will be operational.  The Mineral Hill Exploration project is a gold project located 4-6 miles west of Pony, Montana and includes 17 patented claims and 67 unpatented claims, approximately 1800 acres. Mineral Hill is an exploration venture. The first 6-9 months will involve drilling and geologic analysis to identify the resource potential and the economic viability. The cost for the drilling and analysis is $2.75M. With an economically viable resource the following steps will be the site work, $1.5-3M, and mining operations with the target of $150 per ton. Actual operating plans will not be established until the mining economics are validated. Although the parties plan a 50/50 revenue sharing with Steele Resources Inc. managing and operating the Mineral Hill Exploration project, the percent ownership that now stands at 50/50 may change if either party fails to contribute its obligated share. The first 1,000,000 share by both parties will provide for the drilling and core samples and determine the final operating plan for the site along with any changes in operating control or percent held by either party.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the six-month period ended May 31, 2011, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Three months ended May 31,		nine months ended May 31,
	2011	2010	2011	2010

Operating expenses
Professional fees	16,260	9,900	41,341	8,336
Travel and promotion	6,968	768	20,590	13,152
Bad debt	-	-	250,000	-
Other general & administrative	11,077	1,604	34,024	6,094
Total operating expenses	34,305	12,272	345,955	37,483

Revenue

Our gross revenue for the three-month period ended May 31, 2011, was $0, compared to $0 for the same period in fiscal 2010. Prior revenues and cost of sales have been included in income from discontinued operations.

	Three months ended May 31,		nine months ended May 31,
	2011	2010	2011	2010
Revenues	$-	$-	$-	$-

Liquidity and Capital Resources

	May 31, 2011	August 31, 2010
	(Unaudited)
Current assets
Cash	$18,042	$2,907
Note receivable, net of allowance	-	250,000
Total current assets	18,042	252,907

Current liabilities
Accounts payable and accrued liabilities	$76,314	$37,456
Notes payable	666,012	57,396
Related party payables	341,450	341,450
Total current liabilities	1,083,776	436,302

Cash Flows

			September 27, 2006
	nine months ended May 31,		(inception) to May 31,
	2011	2010	2011

Cash provided by (used in) operating activities	(343,471)	(47,438)	(533,410)

Cash flows used in investing activities	(250,010)	-	(500,010)

Cash provided by financing activities	608,616	47,805	1,051,462

Cash at end of period	$18,042	$367	$18,042

We had cash of $18,042, accounts payable and accrued liabilities of $76,314, a note payable $666,012 and related party notes of $341,450 and an accumulated shareholder deficit of ($565,724) as of May 31, 2011.

Cash Used In Operating Activities

Our cash balance of $18,042 as of May 31, 2011, has increased by $15,135 during the nine months ended May 31, 2011.

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

Going Concern

The audited financial statements for the year ended August 31, 2010, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at May 31, 2011, our company has accumulated losses of $612,724 inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion.

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

Future Financings

The company’s operating budget to maintain the public entity reporting requirements is approximately $50,000.  The balance of funding necessary to complete the initial Mineral Hill Exploration obligation is approximately $460,000. Innocent Inc. is in receipt of a non-binding commitment letter to fund the $460,000 from Quote Brand Limited to provide funding within the next 60 to 90 days. Quote Brand is currently a significant note holder and its principals and associates are shareholders of the company. Given the investment to date we expect that they will complete the necessary funding of the Mineral Hill Exploration project. We are still in discussion with Global Finishing Inc. concerning Ecuador, and upon completion of a funding Global Finishing Inc. expects to receive, Global has indicated they intend to repay the notes receivable in the amount of $389,000.00. We continue to present to various funding groups the current opportunities in attempts to secure additional capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated our existing controls for the periods presented. Our Chief Executive Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting. The identified material weaknesses did not result in material audit adjustments to our financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years. Additionally, we have identified deficiencies in our disclosures which have been amended to include all required disclosures. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition. Based on this evaluation, our principal executive officer has concluded that the design and operation of our disclosure controls and procedures are not effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal period ended May 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The disclosure controls and procedures and internal control over financial reporting were not effective due to lack of experience related to the requirements as defined by the SEC reporting guidelines. The CEO is reviewing these guidelines based upon the questions and comments from the SEC and the overall reporting responsibility. We also plan to utilize an outside service, such as a CPA or other knowledge service to assist the CEO in the filing of the August 31, 2011.  Although the control deficiency noted, the company does not feel that this has resulted in any material breach or omission of material information. The company does feel that the result of the acknowledgement of this deficiency will result in greater detail in the company reporting in accordance with the SEC guidelines

PART II - OTHER INFORMATION

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

During the year ended August 31, 2010 the Company also issued 3,000,000 shares of its common stock to its president for consideration of services provided. These shares were valued at $.001 per share for total consideration of $3,000. Further during the year ended August 31, 2010, the Company issued 10,000,000 shares valued at $.001 for the conversion of a $10,000 note payable. The funds were utilized for company operations.  Also during the year ended November 30, 2010 the Company issued 10,000,000 shares of its common stock which were held in escrow pending the close of a share exchange. These shares were rescinded.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

The Company received notification that Pursuant to NASD Rule 6530(e), that any OTCBB issuer that is delinquent in its reporting obligations three times in a 24-month is ineligible for quotation on the OTCBB for a period of one year. This letter served notification that the Company has been delinquent three times in the past 24-month period. Accordingly, the Company’s securities were removed from quotation on the OTCBB, effective at the open of business on 04/29/2011. The company is exploring the different options offered on the OTC Market and plans to retain its fully reporting status with the SEC. This last delay could not be avoided due to several outstanding issues and medical issues with its Chief Executive Officer.

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
Dated: July 14, 2011