Form 10-K/A
period 2010-08-31
Innocent, Inc.
filed 2011-09-09
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KA

(SECOND AMENDMENT)

 X .. ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-150061

INNOCENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0585268
(State of incorporation)	(I.R.S. Employer ID No.)

3280 Suntree Blvd, Suite 105, Melbourne, Fl. 32940

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of August 31, 2011, there were 20,000,000 shares of common stock issued, par value $0.001, outstanding.

The aggregate market value of the voting and non-voting equity held by non-affiliates is 7,000,000 shares at .12 a share as of August 31, 2011 for a total market value of $2,400,000, and a total of 20,000,000 issued and outstanding .

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes      . No  X .

EXPLANATORY NOTE – The Registrant is amending this Form 10-K to revise certain disclosure in certain ITEMS indicated below. This Second Amended 10-K includes all parts and the parts which have been revised from the Registrant’s Form 10-K filed with the SEC on May 26, 2011 are highlighted below. There were no changes made to the Financial Statements with the exception of the Statement of Cash Flow. We did not introduce new information in the Notes to the Financial Statements, but minor changes were made for the purpose of clarification. Except as set forth herein, there are no other changes to the disclosures in the Form 10-K for the fiscal year ended August 31, 2010 previously filed with the SEC

TABLE OF CONTENTS

Page of
Report
PART I
ITEM 1. BUSINESS	6
PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 8. FINANCIAL STATEMENTS (CASH FLOW)	F-7
ITEM 9A CONTROLS AND PROCEDURES	18
PART III
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS	19
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	22
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION AND DIRECTOR INDEPENDENCE	22
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	23
SIGNATURES	24

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

We are in settlement discussions with Global Finishing, Inc. as it relates to the funding provided to Global Finishing Inc., for the operations of Global Finishing Ecuador SA. Although Innocent Inc. cancelled the operational agreements with Global Finishing Inc. and has reserved approx. $88,000.00 of the Note Payable and other payables due Innocent Inc., we have not relinquished any claim we may have relating to the full value of the Note Payable, Miranda PLSA or the Murciealagoes Vizcaya and Lilly Rai mining concessions. Upon the receipt of $389,000.00, the full settlement of the note payable and other expenses, Innocent Inc. has advised Global Finishing Inc. that the Company would release any such claim to the above properties. The Maria Olivia concession, which we understand is still in the Ecuador Government control of mining properties, will become a right of Innocent Inc. to acquire said property in the settlement. Innocent Inc. has local Ecuador advisors and Global Finishing Ecuador SA is assisting with the process to release the Maria Olivia from the Government control. We had been advised by Global Finishing Inc. that they expect to complete a funding within the next 60 days, whereby we would release any and all claims as they relate to the funding, agreements, and any other written or understood agreements between Innocent Inc. and Global Finishing Inc. and Global Finishing Ecuador SA upon satisfaction of the total note payable of $389,000.00. As of August 31, 2011 the parties are in discussion to assign 50% of Global Finishing Inc. interest in the properties to Innocent Inc. to serve as collateral until Global Finishing Inc. secures funding for the repayment.

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

The agreement (non-binding LOI) has been funded with the initial payment, completing the initial obligation of Innocent, Inc. as provided in the LOI attached as an exhibit. Innocent, Inc. expects that the second deposit will be funded no later than the end of February 2011, in accordance with the Letter of Intent executed on January 27, 2011. The parties have verbally agreed to extend the funding dates from the original agreement to allow time for the Funder to forward the funds to Innocent, Inc. if necessary. Although the Funder of the initial payment has committed the balance of the funds and we expect that obligation to be met, no guarantee can be issued until such time as the funds are received by the funding source

Innocent Inc. has entered into a material definitive agreement with Steele Resources, Inc. (SELR: OTCBB) to acquire 50% of the Mineral Hill Gold Exploration Project. The project is located near Pony Hill, Montana in the Mineral Hill Mining District and consists of 17 patented and 67 unpatented lode mining claims (approximately 1,800 acres). The agreement is a 50/50 Joint Venture under which the two companies will work together to explore and operate the claims. The initial participating interests of Innocent, Inc. and Steele Resources, Inc. in the JV will be 50% and 50%. Under the terms of the agreement, Innocent may contribute up to $5,000,000 in operating funds over one year.

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

On April 14, 2011, the Company received a notification from its joint venture partner (SRI), that Innocent Inc. was in default on the balance of its funding commitment of the $1,000,000. The Company did not agree with the exact interpretation of the default and Innocent Inc. is seeking the additional capital to fulfill its committed obligation. After further discussion the JV Partners have decided that in consideration of Innocent’s willingness to negotiate, in good faith, a payment plan for the $460,000 currently due from the commitment under the Joint Venture Agreement. Steele Resources is willing to withdraw the default condition established in its letter of notification conditional upon Innocent Inc. entering into a negotiation process with Steele by May 2, 2011. Steele Resources stated that it would not seek any default remediation so long as Innocent negotiates a “good faith” funding solution. The JV Agreement provides ; Under the terms of the JV Agreement INCT and SRC would each own 50% of the Joint Venture however the percentage ownership would be reduced by 10% for each $1,000,000 a party failed to contribute to the Joint Venture . On May 2, 2011 Steele Resources acknowledges that Innocent is providing "good faith" efforts to completing its funding obligations to the Joint Venture Agreement. Innocent acknowledges that a balance of $460,000 remains of the initial $1,000,000 funding obligation. Given Innocent's present funding efforts the parties to the agreement have decided that no default exist and efforts to complete the funding obligation will be supported by both parties.

On August 30, 2011 Innocent Inc. notified Steele Resources the company no longer felt that the capital committed and necessary for the JV Agreement could be secured by Innocent in a timely manner and Innocent Inc. felt it was in the best interest of the shareholders of both companies to terminate the agreement. The parties to the original agreement terminated the agreement on Aug 31, 2011 in accordance with the terms and conditions below:

TERMS AND CONDITIONS OF THE TERMINATION:

The parties to the original material definitive agreement dated February 20, 2011, filed with the SEC in an 8K filing; hereby mutually agree to terminate said agreement under the terms and conditions stated below.

Item 1:   The five hundred forty thousand dollars ($540,000), funded to-date by Innocent Inc. to Steele Resources Inc. will be repaid to Innocent Inc. and immediately transferred to the parties that funded said funds;

Item 2:   The collateral for the five hundred forty thousand dollars  ($540,000) funded to date will encompass the existing stockpiled ore on site, although the exact net profit is unknown, the parties believed it is sufficient to repay the note holders. This ore referenced on the Steele web site is and will serve as the primary repayment funds to the Innocent Inc. note holders,  and the initial net revenue proceeds will be applied to satisfy the referenced note;

Item 3:   Steele Resources Inc. will grant to Innocent Inc. an eight percent (8%) of the net revenue proceeds of the stockpile of ore on site;

Item 4:   Steele Resources Inc. has the right to repay the funds to satisfy the five hundred forty thousand dollars ($540,000), at its discretion prior to the processing of the stockpile ore currently on site;

Item 5:    Steele Resources Inc. has the right to negotiate a separate agreement with the note holders, providing any such agreement transfers the responsibility and obligation of the Innocent Inc. $540,000 note payable to Steele Resources Inc. and upon written acceptance by the current Innocent Inc. note holders.

Item 6:   The five hundred forty thousand dollars ($540,000) will continue to be reflected in the financial statements of Steele Resources Inc.  as a current note payable due Innocent Inc. and Innocent Inc. will reflect  as current term note payable to related parties

Item 7:    Upon the completion of the Steele Resource Inc.  grant of 8% of the net income value of the stockpiled ore currently on site, Innocent Inc. will have no further rights to any future extracted/or un-extracted minerals contained on the site;

Item 8:   Innocent Inc. will forfeit any ownership rights of the property (with the exception of the 8 % of the stockpile ore on site) and in turn Innocent Inc. will not be responsible for any future funding for the development or any current expenses associated with the property. Steele Resources Inc. will become the 100% owner of the site.

On September 6, 2011 Global Finishing Inc. and Innocent Inc. entered into an agreement whereby Global assigned 50% interest of the MURCIELAGOS VIZCAYA and LILLY RAI, Ecuador properties as collateral for the $390,000 outstanding note due Innocent Inc.  The parties to the agreement expect the repayment within a 90 day period. The specific terms of the agreement have been filed in an 8K filing on September 7, 2011.

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

On February 20, 2011 Innocent Inc. entered into a material definitive agreement with Steele Resources, Inc. (SELR: OTCBB) to acquire 50% of the Mineral Hill Gold Exploration Project. The project is located near Pony Hill, Montana in the Mineral Hill Mining District and consists of 17 patented and 67 unpatented lode mining claims (approximately 1,800 acres). The agreement is a 50/50 Joint Venture under which the two companies will work together to explore and operate the claims. The initial participating interests of Innocent, Inc. and Steele Resources, Inc. in the JV will be 50% and 50%. Under the terms of the agreement, Innocent may contribute up to $5,000,000 in operating funds over one year. In the event those funds are not provided, Innocent will forfeit 10% per $1,000,000 not provided. Steele Resources, Inc. will act as the operating partner and have a commitment to match up to $5,000,000 in funding within one year of Innocent, Inc. contributing its first $1,000,000. Steel Resources, Inc. will forfeit 10% per $1,000,000 not provided under its obligation. Innocent Inc. made the initial payment of three hundred thousand dollars ($300,000) under the terms of the LOI dated January 27, 2011. On August 30, 2011 Innocent Inc. notified Steele Resources that the company no longer felt that the capital committed and necessary for the project could be secured by Innocent in a timely manner and Innocent Inc. felt it was in the best interest of the shareholders of both companies to terminate the agreement. The parties to the original agreement terminated the agreement on Aug 31, 2011.

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

On December 31, 2010, the shareholders' list of our common shares showed 10 registered shareholders holding approximately 13,000,000 shares and various broker-dealers holding approximately 7,000,000 shares in an indeterminate number of names.

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

(b) Holders of Common Stock

We have approximately 30 shareholders of record, and 20,000,000 shares issued and outstanding with an approximate float of 7,000,000 shares as of August 31, 2011. Because of our small shareholder base, our stock may not experience high volume trading in the near future. We anticipate more shareholders in the future, but cannot guarantee any such happening.

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

We completed an offering of 3,000,000 shares of common stock at a price of $0.010 per share to a total of 30 purchasers on October 27, 2007. The total amount received from this offering was $30,000. We completed this offering pursuant to Regulation S of the Securities Act. These shares have been privately sold by the selling shareholders and as of this report 3,000,000 have been deposited in accounts for active trading. The original founder shares, Vera Barinova (3,000,000) and Aleksandr Kryukov (1,000,000), have been transferred in a private stock sale and can be deposited at any time, which will result in an increase of the current float from 3,000,000 to 7,000,000 at the time they are deposited.

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

The company plans to raise additional capital by the use of Notes Payable, Convertible Notes Payable, Private Placements, partnerships, and revenue sharing in future opportunities. This method of funding may lead to stock dilution and changes in control. The company’s operating budget to maintain the public entity reporting requirements is approximately $50,000.  The balance of funding necessary to complete the initial Mineral Hill Exploration obligation is approximately $460,000. Innocent Inc. is in receipt of a non-binding commitment letter to fund the $460,000 from Quote Brand Limited to provide funding within the next 60 to 90 days. QuoteBrand is currently a significant note holder and its principals and associates are shareholders of the company. Given the investment to date we expect that they will complete the necessary funding of the Mineral Hill Exploration project. We are still in discussion with Global Finishing Inc. concerning Ecuador, and upon completion of a funding Global Finishing Inc. expects to receive Global has indicated they intend to repay the notes receivable in the amount of $389,000.00. We continue to present to various funding groups the current opportunities in attempts to secure additional capital.

As of August 30, 2011 the QuoteBrand non-binding commitment letter to fund, which was extended to the month of august, has not been successful. We have concluded that the Funding is not currently available and will not be available in a timely manner. Therefore, Innocent Inc., notified Steele Resources and the parties to the initial joint venture agreement decided to mutually terminated the JV Agreement on August 31, 2011  to fund the $460,000 past due funding and the additional $4,000,000 for the Mineral Hill project.

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

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Operations

	Year Ended August 31,		September 27, 2006 (inception) to August 31, 2010
	2010	2009
Revenues	$-	$-	$-

Operating expenses
Professional fees	19,156	23,869	76,025
Travel and promotion	20,830	263	28,795
Bad debt	88,344	-	88,344
Other general & administrative	7,109	4,456	34,996
Total operating expenses	135,439	28,588	288,160

Other expense
Interest expense	4,143	843	5,087
Total other expense	4,143	843	5,087

Loss from continuing operations	(139,582)	(29,431)	(233,247)

Income from discontinued operations	-	1,544	2,852

Net loss	$(139,582)	$(27,887)	$(230,395)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	27,416,438	7,000,000

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

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Cash Flows

			September 27, 2006 (inception) to August 31, 2010

	Year ended August 31,
	2010	2009
Cash flows from operating activities
Net loss	$(139,582)	$(27,887)	$(230,395)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	3,000	-	3,000
Changes in operating assets and liabilities:
Accounts receivable	-	2,940	-
Prepaid expenses	-	350	-
Security deposit	-	333	-
Accounts payable and accrued liabilities	(5,514)	18,488	37,456
Cash provided by (used in) operating activities	(142,096)	(5,776)	(189,939)

Cash flows from investing activities
Note receivable, net of allowance	(250,000)	-	(250,000)
Cash flows used in investing activities	(250,000)	-	(250,000)

Cash flows from financing activities
Proceeds from related party loan	342,607	5,742	356,450
Repayments of related party loan	(15,000)	-	(15,000)
Proceeds from notes payable	67,396	-	67,396
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	395,003	5,742	442,846

Net change in cash	2,907	(34)	2,907
Cash at beginning of period	-	34	-
Cash at end of period	$2,907	$-	$2,907

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash Financing Activities
Conversion of debt to common stock	$10,000	$-	$10,000
Common stock held in escrow	$10,000	$-	$10,000

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

There were 30,000,000, with 20,000,000 of these shares issued and outstanding and 10,000,000 held in escrow toward the share exchange with Global Finishing Inc. which was cancelled on October 20, 2010 and 7,000,000 shares issued and outstanding at August 31, 2010 and 2009.

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

During the period from inception to August 31, 2010, shareholders of the Company provided $339,450 of loans to the Company in regular installments. The loans bear interest at 6.75% per annum, are payable on demand and as such are included in current liabilities. The principal balance of the loans were $339,450 and $13,000 with $4,214 and $843 of accrued interest payable as of August 31, 2010 and 2009 .

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is its principal executive and chief financial officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period (August 31, 2010) covered by this Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's Chief Executive Officer & CFO, has concluded  the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-KA - were ineffective because of comments from the SEC that required additional disclosure and restatement of other disclosed information.

Conclusions

Based upon the evaluation of our controls, the chief executive officer/CFO has concluded that, the disclosure controls and procedures are ineffective providing reasonable assurance that material information relating to the company activity is communicated in sufficient detail.  Although, changes have been made to provide the level of detail that is required in the company filings based upon the SEC comments, the company is not prepared at this time to remove the ineffective status of the disclosure controls and procedures.  The company will continue to work in these deficiencies.

(b) Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer/ Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer/ Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

Management has identified material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

•

Lack of an independent board of directors with financial experience for Audit Committee and Financial Disclosure. The current Board of Directors is evaluating expanding the board of directors to include additional independent directors with financial Experience. The company, as financial resources are available plans to utilize outside CPA or other professional services to review the company financial reporting.

•

Lack of Segregation of Duties, as the same Officer/Director is responsible for initiating and recording  transactions, thereby creating segregation of duties weakness. The company is working on funding and/or joint ventures and acquisitions which will lend support to the current sole officer of the corporation.

•

Comment letters from the SEC to expand/clarify information submitted in the prior filings. The company has addressed the initial comment letters from the SEC and is in the process of amending the related filings. The company will continue to review/research the SEC guidelines in insure future filings contain the necessary information and proper classification.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Conclusions

Based upon the evaluation of our controls, the chief executive officer/CFO has concluded that, the internal control over financial reporting are ineffective providing reasonable assurance that material information relating to the company activity is communicated in sufficient detail.  Although, changes have been made to provide the level of detail that is required in the company filings based upon the SEC comments, the company is not prepared at this time to remove the ineffective status of the internal control over financial reporting The Company will continue to work in these deficiencies.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the period ended August 31, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting

PART III

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

	Position Held with the		Date First Elected
Name	Corporation	Age	/Appointed
Wayne Doss	CEO/CFO Director	57	August 10, 2009
Marcus Mueller	Director	43	April 12, 2010

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Wayne Doss, age 56, is appointed the President, CEO, Secretary, and Director of the Company. Mr. Doss has served as CFO and CEO for over 25 years in both Public and Private Companies. Mr. Doss served as CEO of Keller Industries for 9 years, a $250,000,000 Building Products Company with 4,000 employees. Over the past 5 years Mr. Doss has consulted and served various capacities assisting small public companies with start-ups, interim officer positions, accounting issues and regulatory filings. Mr. Doss is a graduate from the University of Maryland with Degrees in accounting and business management.

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

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

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

Innocent Inc. directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Innocent Inc., board of directors has determined that its directors are not an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Innocent Inc., board of directors has determined, however, that its directors are able to read and understand fundamental financial statements and has business experience that results in that member's financial sophistication. Accordingly, the board of directors have directed that, in light of the material weaknesses identified in our disclosure controls and procedures and internal control over financial reporting, that the CEO become more familiar with the SEC Filing requirements and the company will seek additional outside assistance as funding becomes available to provide such a service.

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

				Long-Term
Name and				Compensation Awards
Principal	Fiscal	Annual Compensation		Stock Options
Position	Year	Salary	Stock	Granted

Wayne A Doss	2010	$8,700	$3,000	--
CEO/CFO Director	2009	--	--	--

Marcus Mueller	2010	--	--	--
Director

On September 1, 2009 Wayne A. Doss CEO/CFO, was issued 3,000,000 shares of rule-144 restricted common stock for services.

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

Title of Class	Name of Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common	Wayne A. Doss CEO/CFO	3,000,000	15%
Common	Alliance Strategic	5,000,000	25%
Common	Bay Street Capital	5,000,000	25%
Common	Marcus Mueller, DIR	110,000.5%

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

RELATED PARTY NOTE HOLDERS:

		5% HOLDER
NAME	LOAN AMOUNT	OFFICER/ DIRECTOR	SHAREHOLDER

Quote Brand Limited	50,000		YES

Bay Street Capital	1,490	YES

Aleksandr Kryukov	13,000	YES

One Financial Corp	14,970		YES

La Prima Investments Ltd	250,000		YES
(aka) Dr. Sam Pillersdorf

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

PART IV

ITEM 15. EXHIBITS

(a) The following exhibits are included as part of this report:

Exhibit
Number	Title of Document
10.1	Thomas Lease
10.2	Global Finishing Collateral Agreement
14	Code Of Conduct
31.1	Sec.302 Certification of CEO/CFO
32.1	Sec.906 Certification of CEO/CFO
99.1	Non-Binding Commitment letter
99.2	JV Termination

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innocent Inc.

/s/ Wayne A Doss

Wayne A Doss

CEO/CFO, and Director

Dated:  September 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Innocent Inc.

/s/ Wayne A Doss

Wayne A Doss

CEO/CFO and Director

Dated:  September 7, 2011

/s/ Marcus Mueller

Marcus Mueller

Director

Dated:  September 7, 2011