Form 10-Q/A
period 2011-05-31
Innocent, Inc.
filed 2011-09-13
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A

(Amendment No. 1)

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

Issuer's telephone number : (828) 702-7687

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

EXPLANATORY NOTE - The Registrant is amending this Form 10-Q to revise certain disclosure in certain ITEMS indicated below.  We did introduce new information in the Notes to the Financial Statements and Statement of Cash Flow, but minor changes were made for the purpose of clarification.

INDEX

PART I - FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	14

ITEM 4. DISCLOSURE CONTROLS	21

ITEM 6. EXHIBITS	23

INDEX

PART I - FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	14

ITEM 4. CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION	21

ITEM 1A. RISK FACTORS	21

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	23

ITEM 5. OTHER INFORMATION	23

ITEM 6. EXHIBITS	23

SIGNATURES	23

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

INNOCENT, INC.
(A Development Stage Company)
Statements of Operations (unaudited)

					September 27, 2006 (inception) to May 31, 2011

	Three months ended May 31,		Nine months ended May 31,
	2011	2010	2011	2010
Revenues	$-	$-	$-	$-	$-

Operating expenses
Professional fees	16,260	9,900	41,341	18,236	117,366
Travel and promotion	6,968	768	20,590	13,153	49,385
Bad debt	-	-	250,000	-	338,344
Other general & administrative	11,077	1,604	34,024	6,094	69,020
Total operating expenses	34,305	12,272	345,955	37,483	574,115

Other income (expense)
Other income	-	-	7,340	-	7,340
Interest expense	(22,222)	(778)	(43,714)	(1,855)	(48,801)
Total other income (expense)	(22,222)	(778)	(36,374)	(1,855)	(41,461)

Loss from continuing operations	(56,527)	(13,050)	(382,329)	(39,338)	(615,576)
Income from discontinued operations	-	-	-	-	2,852
Net loss	$(56,527)	$(13,050)	$(382,329)	$(39,338)	$(612,724)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding	20,000,000	30,000,000	20,000,000	26,582,418

See accompanying notes to financial statements.

INNOCENT, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			September 27, 2006 (inception) to May 31, 2011

	Nine months ended May 31,
	2011	2010
Cash flows from operating activities
Net loss	$(382,329)	$(39,338)	$(612,724)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	3,000	3,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	38,858	(11,100)	76,314
Write off of note receivable	250,000	-	-
Cash provided by (used in) operating activities	(93,471)	(47,438)	(533,410)

Cash flows from investing activities
Purchase of fixed assets	(210,000)	-	(210,000)
Investment in joint venture	(290,010)	-	(290,010)
Cash flows used in investing activities	(500,010)	-	(500,010)

Cash flows from financing activities
Proceeds from related party loan	10,687	45,198	367,137
Repayments of related party loan	(10,687)	(15,000)	(25,687)
Proceeds from notes payable	608,616	7,607	676,012
Common stock issued for conversion of note	-	10,000	-
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	608,616	47,805	1,051,462

Net change in cash	15,135	367	18,042
Cash at beginning of period	2,907	-	-
Cash at end of period	$18,042	$367	$18,042

Supplemental disclosure of non-cash investing activities
Common shares issued for investment in gold mine	$-	$500,000	$-
Common shares issued for subscription receivable	$-	$880,000	$-
Common shares issued for conversion of debt	$-	$10,000	$10,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Fixed Asset Purchases

The Company’s policy is to depreciate the cost of property and equipment over the estimated useful lives of the assets using the straight-line method. The cost of leasehold improvements is amortized over the remaining term of the lease or the useful lives, if shorter, using the straight-line method. The average estimated depreciable lives for financial reporting purposes are as follows:     Leasehold Improvements 20 years Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group might not be recoverable. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the estimated fair value of the asset.  During the six months ended February 28, 2011, the Company provided betterments of oil wells totaling $210,000 which are capitalized as leasehold improvements.

INNOCENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies - cont'd

Stock issues for assets (Gold Mine Statement of Cash Flow)

The Company’s policy is to show as cash flows from financing activities as they represent the financing of the gold mine investment. The 'due on gold mine' line represents a note payable to the seller while the issued common stock represents a partial payment of the purchase price of the mine. These items are shown in the Statement of Cash FLow although they represent non-cash transactions based on the $2,000,000 investment being shown in the investing activities section.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs are expensed. Costs of drilling and equipping productive wells, including development dry holes and related production facilities are capitalized. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives. The Company provides for depreciation, depletion and amortization of its investment in producing oil and gas properties on the unit-of-production method, based upon independent reserve engineers' estimates of recoverable oil and gas reserves from the property once this reserve is established. Properties will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the property has found a sufficient quantity of reserves to justify its completion as a producing property if the required capital expenditure is made and ii) there is enough geological and engineering evidence that supports a commercially producible quantity of reserves exist from a previously drilled well on the property. If the well properties cannot support any of these criteria, the property is assumed to be impaired, and its costs are charged to expense. The impairment of unamortized capital costs is measured at a combined lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. In the event impairment has occurred through either adverse changes or as a result of the annual review of its property.

Impairment of Long-Lived Assets

The Company will review its long-lived assets to be held and used, including unproved oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets. In such circumstances, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production will be recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At May 31, 2011, the Company had no overproduced imbalances and no revenues.

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

On November 23, 2010 Innocent Inc. entered into an agreement to acquire from Sedunda Oportunidad, LLC, the 100% working interest in an Oil and Gas Leasehold Estate including the effective net revenues flowing therefrom. The effective net revenue yield is 82% after the landowner Royalty is paid. The property, Thomas Lease, one well located center of south quarter section 7, Township 24 North Range West, Garfield County, Oklahoma, Book 1955 page 534 on 8/13/09.  The parties agreed on a purchase price of $150,000 whereby Innocent Inc. will issue a 10% interest bearing note payable for the purchase price. The note will be a one year demand note payable. The surrounding property of approximately 300 acres contains approximately 45 wells in various states of operation and non-operation that can be acquired. It is anticipated that an additional $150,000 working capital will be required to return the property to the status of a working well, with most of the expense associated to the pipeline of the gas to the refinery, that is already in process. The well was operational and has historical data but management has decided not to release any estimates until the well is operational.

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

INNOCENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011 and 2010

Note 5 – Significant Events - cont'd

On February 20, 2011 Innocent Inc. (“INCT”) and Steele Resources, Inc. (“SRI”), a wholly-owned subsidiary of Steele Resources Corporation (“SRC”), entered into a definitive Joint Venture Agreement (the “Agreement”) relating to the Mineral Hill Mining Project for which SRI has leased the mineral exploration rights. Pursuant to the JV Agreement INCT agreed to provide $1,000,000 of funding upon signing the JV Agreement and up to an additional $4,000,000 to fund the exploration and development of the Mineral Hill Mining Project. The initial $1,000,000 of funding by INCT included providing an initial $550,000 to close the Pony Project and the A&P Project (together representing the Mineral Hill Mining Project) and for working capital. On February 16, 2011 INCT provided $290,000 to close the Pony Project lease and on March 23, 2011 INCT, through one of its investors, completed its second funding to the Joint Venture in the amount of $250,000 with the proceeds being used to close the A&P Lease and for working capital. In addition, INCT was to fund the additional $460,000 upon signing the JV Agreement. The JV Agreement provided that if INCT provided at least $1,000,000, then SRC would agree to match INCT’s investment up to $5,000,000 thus providing up to an aggregate of $10,000,000 to explore and, if warranted, develop the Mineral Hill Mining Project. Under the terms of the JV Agreement INCT and SRC would each own 50% of the Joint Venture however the percentage ownership would be reduced by 10% for each $1,000,000 a party failed to contribute to the Joint Venture.

On April 14, 2011 SRI sent a default notice to INCT regarding the failure to provide the additional $460,000 to complete INCT’s initial capital contribution of $1,000,000 pursuant to the JV Agreement. INCT has acknowledged that a balance of $460,000 remains of the initial $1,000,000 funding obligation. In subsequent discussions, the parties agreed on May 2, 2011 that SRI would not pursue its default remedies and will grant additional time for INCT to complete its funding commitment so long has INCT is making good faith efforts to complete its funding obligations under the JV Agreement.

The company has been dependent upon related party/shareholders for its funding to date and currently lacks funding to complete the opportunities in Ecuador. Although, we plan to pursue the Note Receivable from Global Finishing Inc., instead of a joint ownership of  Murciealagos Vizcaya and Lilly Rai mining concessions, there can be no assurances that Global Finishing Inc., will execute a funding plan to complete the acquisition or a plan that will insure that Innocent Inc. is repaid, therefore we have financially reserved the note payable against earnings. In the event Global Finishing Inc. secures the property and/or funding, Innocent Inc. will utilize all remedies available to recover the entire note receivable.

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

Note 5 – Significant Events - cont'd

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

The note will be a one year demand note payable. The surrounding property of approximately 300 acres contains approximately 45 wells in various states of operation and non-operation that can be acquired. It is anticipated that an additional $150,000 working capital will be required to return the property to the status of a working well, with most of the expense associated to the pipeline of the gas to the refinery. The well is in the process of refurbishing and at this time we are not ready to make projections of income. The Initial purchase price of $150,000 by issuance of a note payable and $60,000 cash expenses to-date for site prep and well refurbishing represent the $210,000 investment to date. The 60,000 was spent with a third party operator and the project is currently on hold pending additional funds.

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

On February 20, 2011 Innocent Inc. (“INCT”) and Steele Resources, Inc. (“SRI”), a wholly-owned subsidiary of Steele Resources Corporation (“SRC”), entered into a definitive Joint Venture Agreement (the “Agreement”) relating to the Mineral Hill Mining Project for which SRI has leased the mineral exploration rights. Pursuant to the JV Agreement INCT agreed to provide $1,000,000 of funding upon signing the JV Agreement and up to an additional $4,000,000 to fund the exploration and development of the Mineral Hill Mining Project. The initial $1,000,000 of funding by INCT included providing an initial $550,000 to close the Pony Project and the A&P Project (together representing the Mineral Hill Mining Project) and for working capital. On February 16, 2011 INCT provided $290,000 to close the Pony Project lease and on March 23, 2011 INCT, through one of its investors, completed its second funding to the Joint Venture in the amount of $250,000 with the proceeds being used to close the A&P Lease and for working capital. In addition, INCT was to fund the additional $460,000 upon signing the JV Agreement. The JV Agreement provided that if INCT provided at least $1,000,000, then SRC would agree to match INCT’s investment up to $5,000,000 thus providing up to an aggregate of $10,000,000 to explore and, if warranted, develop the Mineral Hill Mining Project. Under the terms of the JV Agreement INCT and SRC would each own 50% of the Joint Venture however the percentage ownership would be reduced by 10% for each $1,000,000 a party failed to contribute to the Joint Venture.

INNOCENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011 and 2010

Note 5 – Significant Events - cont'd

On April 14, 2011 SRI sent a default notice to INCT regarding the failure to provide the additional $460,000 to complete INCT’s initial capital contribution of $1,000,000 pursuant to the JV Agreement. INCT has acknowledged that a balance of $460,000 remains of the initial $1,000,000 funding obligation. In subsequent discussions, the parties agreed on May 2, 2011 that SRI would not pursue its default remedies and will grant additional time for INCT to complete its funding commitment so long has INCT is making good faith efforts to complete its funding obligations under the JV Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .

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

On November 23, 2010 Innocent Inc. acquired from Sedunda Oportunidad, LLC, the 100% working interest in an Oil and Gas Leasehold Estate including the effective net revenues flowing therefrom. The effective net revenue yield is 82% after the landowner Royalty is paid. The property, Thomas Lease, one well located center of south quarter section 7, Township 24 North Range West, Garfield County, Oklahoma, Book 1955 page 534 on 8/13/09.  The parties agreed on a purchase price of $150,000 whereby Innocent Inc. will issue a non interest bearing note payable for the purchase price. The note will be a one year demand note payable. The surrounding property of approximately 300 acres contains approximately 45 wells in various states of operation and non-operation that can be acquired. It is anticipated that an additional $150,000 working capital will be required to return the property to the status of a working well, with most of the expense associated to the pipeline of the gas to the refinery, that is already in process. The acquisition of the Thomas Lease from Oportunidad, LLC, included the 100% rights to the property that currently has one gas well that in the past produced both oil and gas. The leasehold assignment also includes a royalty to the land owner and the contract service that maintains and services the well, which totals 18% of the Gross Revenue, leaving a net yield of 84% of the Gross Revenue to Innocent Inc. The well is in the process of refurbishing and at this time we are not ready to make projections of income. The Initial purchase price of $150,000 by issuance of a note payable and $60,000 to-date for site prep and well refurbishing represent the $210,000 investment.

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

 On August 30, 2011 Innocent Inc. notified Steele Resours the company no longer felt that the capital committed and necessary for the JV Agreement could be secured by Innocent in a timely manner and Innocent Inc. felt it was in the best interest of the shareholders of both companies to terminate the agreement. The parties to the original agreement terminated the agreement on Aug 31, 2011 in accordance with the terms and conditions below:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

The Company's Chief Executive Officer, who is its principal executive and chief financial officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period (May 31, 2011) covered by this Form 10-QA. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's Chief Executive Officer & CFO, has concluded  the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-QA - were ineffective because of comments from the SEC that required additional disclosure and restatement of other disclosed information.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 8, 2011 the company converted a loan in the amount of $5,000.00 at $.06 per share to rule-144 restricted common stock for a total of 83,333 shares issued to its Director, Marcus Mueller.

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

ITEM 6. EXHIBITS

Exhibit Number	Title of Document
31.1	Sec.302 Certification of CEO/CFO
32.1	Sec.906 Certification of CEO/CFO
10	Global Finishing Collateral Agreement
99	Steele Resources Inc. Termination Agreement

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innocent, Inc.

By:	/s/ Wayne A Doss
Wayne A. Doss
Chief Executive Officer
CFO, and Director
Dated: September 9, 2011