Form 10-K
period 2011-08-31
Innocent, Inc.
filed 2011-12-30
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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

(828) 702-7687

(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No      ..

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes      . No  X ..

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

The aggregate market value of the voting and non-voting equity held by non-affiliates is 7,000,000 shares at .09 a share as of August 31, 2011 for a total market value of $1,800,000, and a total of 20,000,000 issued and outstanding .

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

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

Innocent, Inc. ("Company") was organized September 27, 2006 under the laws of the State of Nevada for the purpose of selling new food products produced or developed by North American companies to foreign markets. On August 31, 2009, the Company discontinued its involvement in the sales of tea due to a strategic change in business focus by the acquisition of mineral rights as disclosed in the Company's 8-K filed with the SEC on September 2, 2009. The Company currently has limited operations or realized revenues from its planned principle business purpose and, in accordance with ASC 915, "Development Stage Entities", formerly known as SFAS 7, "Accounting and Reporting by Development State Enterprises." is considered a Development Stage Enterprise.

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

On April 7, 2010 the Company decided to direct that the initial funding of $880,000 US held in escrow by Dr. Vicente Sanchez Jaramillo a third party of the initial agreement in Ecuador be returned. The company has received such notification that said funds are being returned to the original accounts as received. Global Finishing, Inc. has confirmed in writing that said funds are the property of Innocent Inc. and will be forwarded upon receipt. The company has adjusted the general ledger to reflect said funds as a subscription receivable until received. Innocent Inc. and Global Finishing Inc. agree that the existing agreement on Miranda and as a result of the new mining laws that went into effect on January 1, 2010, it is in the best interest of all parties to renegotiate the contract, whereby Innocent Inc. will be the direct designated benefactor of the Miranda Mineral Rights and that upon the transfer of the deposit funds, Innocent Inc. will be the registered holder of a percent to be determined, and said documents filed with the mining commission of Ecuador

On May 30, 2010 Innocent Inc. entered into an agreement with Global Finish Inc., a Nevada Corporation, to acquire 51% of the issued and outstanding shares of Global Finishing Inc. in a share exchange whereby Innocent Inc. will issue .9 shares of Innocent Inc. rule 144 restricted common stock for one share of Global Finishing Inc. The agreement has been approved by an excess of 51% of the shareholders of both Global Finishing Inc. and Innocent Inc. by majority shareholder consent in lieu of a meeting. The agreement was signed on May 30, 2010 by the Companies with the approval of the Board of Directors. The agreement provides for 10 working days to administer the share exchange which will result in Global Finishing Inc. to exchange 13,975,208 shares of Global Finishing Inc. 27, 402,369 shares issued and outstanding for 12,557,687 shares of Innocent Inc., representing approximately 25.4% ownership of Innocent committed and issued and outstanding shares of common stock. The agreement further provided for the share exchange of the remaining 49% under the same exchange provisions, and that no additional shares of Global Finish Inc. will be issued until such time as the parties execute the 49% exchange or decide that no additional share exchange will take place. The acquisition of the controlling interest in Global Finishing Inc., will allow Innocent Inc. to proceed with its Ecuador mineral interest, although given the time since the initial agreement, the agreement for the Miranda interest must be renegotiated. Global Finishing Inc. currently owns the majority interest in an approved Ecuador subsidiary, Globalfinishing Ecuador S A that can legally operate and own mining interest and register new mineral rights and agreements. Innocent will retain the ownership rights in Companis Minera Monte-Verde S.A. Comimontsa and the 10,000,000 shares issued in the September 1, 2009 agreement will be offset against the 12,557,687 shares of common stock due to be issued to Global Finish Inc., for the 51% interest, leaving a balance of 2,557,687 additional shares to be issued in the share exchange described above.

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

Compliance with Environmental Laws

We are not aware of any environmental laws violations or issues.

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

THERE IS SUBSTANTIAL UNCERTAINTY AS TO WHETHER WE WILL CONTINUE OPERATIONS. If we discontinue operations, you could lose your investment. Our auditors have discussed their uncertainty regarding our business operations in their audit report dated August 31, 2011. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

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

ITEM 2. PROPERTIES

The company is currently relocating to 3280 Suntree Blvd, Suite 105, Melbourne, Fl. 32940, where it will rent office space on a month to month basis for $500.00 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2011.

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

On December 31, 2011, the shareholders' list of our common shares showed 10 registered shareholders holding approximately 13,000,000 shares and various broker-dealers holding approximately 7,000,000 shares in an indeterminate number of names.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

	High	Low

Fiscal 2010

First Quarter	$1.50	$1.20
Second Quarter	$1.20	$0.51
Third Quarter	$0.94	$0.52
Fourth Quarter	$1.04	$0.75

Fiscal 2011

First Quarter	$0.45	$0.20
Second Quarter	$0.74	$0.21
Third Quarter	$0.40	$0.25
Fourth Quarter	$0.19	$0.09

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2011 or 2010.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Current Business

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the years ended August 31, 2011 and 2010, and the period of September 27, 2006 (Inception) to August 31, 2011 and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	2010	2011	September 27, 2006 (Inception) to August 31, 2011
Revenue	$-	$-	$-
Operating Expenses	(135,439)	(364,410)	(592,570)
Other Expenses	(4,143)	(58,990)	(64,077)
Income from Discontinued Operations	-	-	-

Net Loss	$(139,582)	$(423,400)	$(656,647)

Revenue

Our gross revenue for the years ended August 31, 2011 and 2010 was $0 and $0 since is in the process of acquiring mining operations, but currently do not own or have interest in an operating property.

Operating Costs and Expenses

 The major components of our expenses for the years ended August 31, 2011 and 2010, and for the period from September 27, 2006 (Inception) through August 31, 2011, are outlined in the table below:

	2010	2011	Inception
Operating expenses
Professional fees	19,156	50,438	126,463
Travel and promotion	20,830	25,999	54,794
Bad debt	88,344	250,000	338,344
Other general & administrative	7,109	37,973	72,969
Total operating expenses	135,439	364,410	592,570

Operating Expenses

The increase in our operating costs for the year ended August 31, 2011, compared to the year ended August 31, 2010, was due to the increase in general and administrative costs and travel expenses. All these increases are associated with the change in activities and related to implementation of our business plan. At year end the company established a bad debt reserve of $ 250,000 although the company plans to collect the entire note payable balance.

Working Capital

	2010	2011
Current Assets	$252,907	$8,087
Current Liabilities	436,302	1,114,892

Working Capital Deficiency	$(183,395)	$(1,106,805)

Cash Flow

	2010	2011	September 27, 2006 (Inception) to August 31, 2011
Cash used in Operating Activities	$(142,906)	$(111,926)	$(551,865)
Cash Used in Investing Activities	(250,000)	(500,010)	(500,010)
Cash Provided by Financing Activities	395,003	617,116	1,059,962

Net Change in Cash	$2,907	$5,180	$8,087

We had cash of $2,907, accounts receivable of $0, notes receivable of $338,344 and net of reserves of 250,000, accounts payable and accrued liabilities of $37,456 and loan payable of $398,846 as of August 31, 2010. Further, we had cash of $8,087, accounts receivable of $0, accounts payable and accrued liabilities of $98,930 and a loan payable of $1,015,962 as of August 31, 2011.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $142,096 and $111,926 during the years ended August 31, 2010 and 2011 and $551,865 during the period of inception to August 31, 2011. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

As of August 31, 2011, $500,010 cash was used or provided in investing activities and net of reserves $338,334. This cash was issued to Global Finishing Inc. for joint ownership of mining properties in Ecuador. The investing funds are recorded as a Note Receivable due from Global Finishing Inc. until collected or the parties can work out an equity sharing agreement on the property the funds were applied to.

Cash from Financing Activities

As of August 31, 2011, the Company has mostly funded its initial operations through the issuance of $1,015,962 in shareholder  and other notes payable.

Due to the "startup" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In the event Innocent Inc. is unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may be forced to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

The audited financial statements for the years ended August 31, 2011 and 2010 with cumulative totals from inception, included in this annual report, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at August 31, 2011, our company has accumulated losses of $653,795 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

INNOCENT, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Innocent, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Innocent, Inc. (hereinafter “the Company”), as of August 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and for the period from the date of inception on September 27, 2006 to August 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to from the above present fairly, in all material respects, the financial position of the Company as of August 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended, and for the period from the date of inception on September 27, 2006 to August 31, 2011 were in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011 and 2010, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company

Sam Kan & Company,

December 29, 2011

Alameda, California

INNOCENT, INC.
(A Development Stage Company)
Balance Sheets

	August 31
	2011	2010
ASSETS
Current assets
Cash	$8,087	$2,907
Note receivable, net of allowance	-	250,000
Total current assets	8,087	252,907

Fixed assets	210,000	-
Note receivable, long term	290,010	-

Total assets	$508,097	$252,907

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$22,130	$29,470
Notes payable (current portion)	673,896	396,846
Related party payables	341,450	2,000
Interest payable	70,700	4,986
Accrued expenses and other liabilities	6,100	3,000
Total current liabilities	1,114,276	436,302

Stockholders' Deficit
Shares Held in Escrow	-	(10,000)
Common stock, $.001 par value; 75,000,000 shares authorized; 20,000,000 and 30,000,000 issued; 20,000,000 outstanding at August 31, 2011 and 2010	20,000	30,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(653,179)	(230,395)
Total stockholders' deficit	(606,179)	(183,395)

Total liabilities and stockholders' deficit	$508,097	$252,907

See accompanying notes to financial statements.

INNOCENT, INC.
(A Development Stage Company)
Statements of Operations

			September 27, 2006 (inception) to August 31, 2011

	Year ended August 31,
	2011	2010
Revenues	$-	$-	$-

Operating expenses
Professional fees	50,437	19,156	126,463
Travel and promotion	25,999	20,830	54,794
Bad debt	250,000	88,344	338,344
Other general & administrative	37,974	7,109	72,969
Total operating expenses	364,410	135,439	592,570

Loss from operations	(364,410)	(135,439)	(592,570)

Other income (expense)
Other income	7,340	-	7,340
Interest expense	(65,714)	(4,143)	(70,801)
Total other income (expense)	(58,374)	(4,143)	(63,461)

Loss from continuing operations	(422,784)	(139,582)	(656,031)
Income from discontinued operations	-		2,852
Net loss	$(422,784)	$(139,582)	$(653,179)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average shares outstanding	20,000,000	27,416,438

See accompanying notes to financial statements.

INNOCENT, INC.

(A Development Stage Company)

Statement of Changes in Stockholders' Equity (Deficit)

Cumulative from September 27, 2006 (Inception) to August 31, 2011

	Common Stock		Additional Paid in Capital	Shares Held in Escrow	Subscription Receivable	Accumulated Deficit	Total
	Shares	Amount
Balance, September 27, 2006 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock subscription, $0.001	4,000,000	4,000		-	(4,000)	-	-
Net loss, period ended August 31, 2007	-	-	-	-		(3,980)	(3,980)
Balance, August 31, 2007	4,000,000	4,000	-	-	(4,000)	(3,980)	(3,980)

Collection of subscription receivable	-	-	-	-	4,000	-	4,000
Common stock issued for cash	3,000,000	3,000	27,000	-	-	-	30,000
Net loss, year ended August 31, 2008	-	-	-	-		(58,947)	(58,947)
Balance, August 31, 2008	7,000,000	7,000	27,000	-	-	(62,927)	(28,927)

Net loss, year ended August 31, 2009	-	-	-	-	-	(27,886)	(27,886)
Balance, August 31, 2009	7,000,000	7,000	27,000	-	-	(90,813)	(56,813)

Common stock issued for conversion of debt	10,000,000	10,000	-	-	-	-	10,000
Common stock held in escrow	10,000,000	10,000	-	(10,000)	-	-	-
Common stock issued for services	3,000,000	3,000	-	-	-	-	3,000
Net loss, year ended August 31, 2010	-	-	-	-	-	(139,582)	(139,582)
Balance, August 31, 2010	30,000,000	30,000	27,000	(10,000)	-	(230,395)	(183,395)

Cancellation of shares held in escrow	(10,000,000)	(10,000)	-	10,000	-	-	-
Net loss, year ended August 31, 2011	-	-	-	-	-	(422,784)	(422,784)
Balance, August 31, 2011	20,000,000	$20,000	$27,000	$-	$-	$(653,795)	$(606,179)

See accompanying notes to financial statements.

INNOCENT, INC.
(A Development Stage Company)
Statements of Cash Flows
			September 27, 2006 (inception) to August 31, 2011
	Year ended August 31,
	2011	2010
Cash flows from operating activities
Net loss	$(422,784)	$(139,582)	$(653,19)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	3,000	3,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(7,340)	(6,500)	27,973
Write off of note receivable	250,000	-	-
Interest payable	65,714	4,143	69,857
Accrued expenses and other liabilities	3,100	(2,000)	1,100
Cash provided by (used in) operating activities	(111,926)	(142,096)	(551,865)

Cash flows from investing activities
Purchase of fixed assets	(210,000)	-	(210,000)
Note receivable	(290,010)	(250,000)	(290,010)
Cash flows used in investing activities	(500,010)	(250,000)	(500,010)

Cash flows from financing activities
Proceeds from related party loan	339,450	342,607	367,137
Repayments of related party loan	-	(15,000)	(25,687)
Proceeds from notes payable	277,050	67,396	684,512
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	616,500	395,003	1,059,962

Net change in cash	5,180	2,907	8,087
Cash at beginning of period	2,907	-	-
Cash at end of period	$8,087	$2,907	$8,087

Supplemental disclosure of non-cash investing activities
Common shares held in escrow	$-	$10,000	$-
Common shares issued for conversion of debt	$-	$10,000	$10,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

INNOCENT, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011 and 2010

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

Going Concern

These financial statements have been prepared on a going concern basis. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Detail management plans are disclosed in Note 3.

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

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred.

Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Development Stage Company

The Company complies with FASB ASC Topic 915 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

INNOCENT, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011 and 2010

Note 2 – Summary of Significant Accounting Policies – cont’d

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

Advertising and Promotion

The Company’s expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the years ended August 31, 2011 and 2010 were $5,878 and $2,859.

Research and Development

Research and development expenditures are expensed as incurred. No such expenses have been incurred during the years ended August 31, 2011 or 2010.

Basic and diluted earnings per share

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding.  Diluted Earnings per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

•

Warrants,

•

Employee stock options, and

•

Other equity awards, which include long-term incentive awards.

The FASB ASC Topic 260, Earnings per Share, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the years ended August 31, 2011 or 2010.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during 2011 and 2010.

INNOCENT, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011 and 2010

Note 2 – Summary of Significant Accounting Policies – cont’d

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our statement of operations and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

INNOCENT, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011 and 2010

Note 2 – Summary of Significant Accounting Policies – cont’d

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

2 - Summary of Significant Accounting Policies

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

INNOCENT, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011 and 2010

Note 2 – Summary of Significant Accounting Policies – cont’d

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  Management was still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact to its financial statements.  Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on the Company’s present or future financial statements.

In April 2010, new accounting guidance was issued for the milestone method of revenue recognition. Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adaptation did not have a material impact on the Company’s financial statements.

In May 2010, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2010. Accordingly, the Company adopted the provisions of FASB ASC Topic 855. The Company has evaluated subsequent events for the period from August 31, 2011 to the date of these financial statements’ filings with the Commission. Pursuant to the requirements of FASB ASC Topic 855, subsequent events are disclosed in Note 8.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Furniture and Fixtures	5 - 10 years
Computer Equipment	2 - 5 years
Vehicles	5 - 10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.   At August 31, 2011, the Company had the following property and equipment (none at March 31, 2010):

	Cost	Accumulated Depreciation	Net Book Value
Thomas Lease	$210,000	$-	$210,000

INNOCENT, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011 and 2010

Note 3 – Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock and from acquiring loans to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

In the past year, the Company funded operations by using cash proceeds received through related party loans and the issuance of common stock. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through the operations as stated above.

Note 4 - Stockholders' Equity

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

During the year ended August 31, 2010 the Company also issued 3,000,000 shares of its common stock to its president for consideration of services provided. These shares were valued at $.001 per share for total consideration of $3,000. Further during the year ended August 31, 2010, the Company issued 10,000,000 shares valued at $.001 for the conversion of a $10,000 note payable. Also during the year ended November 30, 2010 the Company issued 10,000,000 shares of its common stock which were held in escrow pending the close of a share exchange. These shares were rescinded during the year ended August 31, 2011.

From inception to August 31, 2011the Company has not granted any stock options.

Note 5 - Related Party Transactions

The President of the Company provides management services to the Company. During the year ended August 31, 2011 management services of $32,813 (August 31, 2010 – $11,500) were charged to operations.

As of August 31, 2011, the Company owed $341,450 of principal plus accrued interest of $71,316. The loans are unsecured and due on demand and as such are included in current liabilities.

INNOCENT, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011 and 2010

Note 6 – Income Taxes

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended August 31, 2011 or 2010, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Changes in the net deferred tax assets consist of the following:

	2011	2010
Net operating loss carry forward	$422,784	$139,582
Valuation allowance	(422,784)	(139,582)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2011	2010	Since Inception
Tax at statutory rate (35%)	$147,974	$48,854	$228,828
Increase in valuation allowance	(147,974)	(48,854)	(228,828)
Net deferred tax asset	$-	$-	$-

The net federal operating loss carry forward will expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 7 – Significant Events

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

INNOCENT, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011 and 2010

Note 7 – Significant Events – cont’d

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

Note 8 – Subsequent Events

The Company evaluated all events or transactions that occurred after August 31, 2011 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the years ended August 31, 2011 and 2010.

INNOCENT, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2011 and 2010

Note 9 – Notes Receivable and Bad Debt

During the year ended August 31, 2010, the Company made payments to Global Finishing, Inc pursuant to a share agreement (Note 7). The payments were converted to a note receivable upon cancellation of the agreement and have been fully reserved as the collectability of the amounts is uncertain. This resulted in bad debt expense of $250,000 and $88,344 during the years ended August 31, 2011 and 2010, respectively. The carrying amount of this note receivable is $0.

During the year ended August 31, 2011, the Company entered into an agreement with Steele Resources (Exhibit 99) and made payments on the agreement totaling $290,010. The payments were converted to a note receivable at the agreement of both parties. The note is non-interest bearing, due on demand and as such is included in current assets.

Note 10 – Notes Payable

The company has received loans from various parties to fund operations and take advantage of certain strategic investment opportunities. The notes are due on demand and as such are included in current liabilities. All notes carry a 10% annual rate of interest. The notes as of August 31, 2011 are as follows:

	Principal	Interest	Total
Loan 1	$10,500	$1,125	$11,625
Loan 2	49,896	5,577	55,473
Loan 3	315,000	17,001	332,001
Loan 4	8,500	69	8,569
Loan 5	25,000	2,479	27,479
Loan 6	115,000	6,049	121,049
Loan 7	150,000	11,219	161,219
Total	$673,896	$43,519	$717,415

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is its principal executive and chief financial officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period (August 31, 2011) covered by this Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's Chief Executive Officer & CFO, has concluded  the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-K were ineffective because of comments from the SEC that required additional disclosure and restatement of other disclosed information.

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

 (b) Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer/ Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer/ Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

This Annual Report on Form 10K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the period ended August 31, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting

PART III

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

	Position Held with the		Date First Elected
Name	Corporation	Age	/Appointed
Wayne Doss	CEO/CFO Director	58	August 10, 2009
Marcus Mueller	Director	44	April 12, 2010

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Wayne Doss, age 58, is appointed the President, CEO, Secretary, and Director of the Company. Mr. Doss has served as CFO and CEO for over 25 years in both Public and Private Companies. Mr. Doss served as CEO of Keller Industries for 9 years, a $250,000,000 Building Products Company with 4,000 employees. Over the past 5 years Mr. Doss has consulted and served various capacities assisting small public companies with start-ups, interim officer positions, accounting issues and regulatory filings. Mr. Doss is a graduate from the University of Maryland with Degrees in accounting and business management.

Marcus Mueller, 44 began international trading of various steel, building and other products into Germany from Korea, France and China. In 1998 he joined Klockner & Co. Group, recognized as the largest independent steel and metal distributor by turnover worldwide. As VP Trade and Finance in Canada, he was responsible for international sales & purchases (various products) and all associated contractual, financial, logistics and taxation requirements. In 2005 he established Trading House Worldwide Corp., which provides consulting services to the steel & iron ore industry as well as international trading in steel from Asia, Egypt and Europe into NAFTA, as well as raw material and metal scrap trading in international markets. Consulting services include negotiating off-take agreements for iron ore, carbonites such as coking coal, thermal coal and graphite, limestone and a variety of other products.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer and Chief Financial Officer and Director during the fiscal period ended August 31, 2011.

				Long-Term
Name and				Compensation Awards
Principal	Fiscal	Annual Compensation		Stock Options
Position	Year	Salary	Stock	Granted

Wayne A Doss	2010	$ 8,700	$3,000	--
CEO/CFO Director	2011	$43,050	--	--

Marcus Mueller	2010	--	--	--
Director	2011	--	--	--

On September 1, 2009 Wayne A. Doss CEO/CFO, was issued 3,000,000 shares of rule-144 restricted common stock for services.

Option Grants in 2011

No options were granted during 2010 or 2011.

Aggregated Option Exercises in 2011 and 2010 Year-End Option Values

No options were exercised by our Officers or Directors during 2011 or 2010.

Stock Incentive Plan - Awards in 2011

During 2011 or 2010, no shares, options or other rights were granted to any of our employees or Officers.

Director Compensation

No options were granted or payments made in compensation for services rendered to any Innocent directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December August 31, 2011, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of Class	Name of Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common	Wayne A. Doss CEO/CFO	3,000,000	15%
Common	Alliance Strategic	5,000,000	25%
Common	Bay Street Capital	5,000,000	25%
Common	Marcus Mueller, DIR	110,000	5%

*Based upon the issued and outstanding of 20,000,000

The percent of class is based on 20,000,000 shares of common stock issued and outstanding as of the date of this annual report.

The Company has no securities authorized for issuance under equity compensation plans.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended August 31, 2011:

The President of the Company provides management services to the Company. During the year ended August 31, 2011 management services of $43,050, (August 31, 2010 - $8,700) were charged to operations.

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

RELATED PARTY NOTE HOLDERS:

		5% HOLDER
NAME	LOAN AMOUNT	OFFICER/ DIRECTOR	SHAREHOLDER

Quote Brand Limited	115,000		YES

Bay Street Capital	10,000	YES

Ian Nuttall	315,000		YES

One Financial Corp	25,000		YES

La Prima Investments Ltd	200,000		YES

Marcus Mueller	8,500	YES

Dempssey and Company	48,895		YES

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended August 31,		Period Ended August 31, 2007
	2011	2010
Audit fees	$4,050	$9,000	$3,500
Audit-related fees	-	-	-
Tax fees	-	-	-
All other fees	-	-	-

Total fee	$4,050	$9,000	$3,500

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

PART IV

ITEM 15. EXHIBITS

(a) The following exhibits are included as part of this report:

Exhibit
Number	Title of Document
10	Thomas Lease
10	Global Finishing Collateral Agreement
14	Code Of Conduct
31.1	Sec.302 Certification of CEO/CFO
32.1	Sec.906 Certification of CEO/CFO
99	Non-Binding Commitment letter
99	JV Termination

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innocent Inc.

/s/ Wayne A Doss

Wayne A Doss

CEO/CFO, and Director

Dated:  December 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Innocent Inc.

/s/ Wayne A Doss

Wayne A Doss

CEO/CFO and Director

Dated:  December 30, 2011

/s/ Marcus Mueller

Marcus Mueller

Director

Dated:  December 30, 2011