Form 10-Q
period 2011-11-30
Innocent, Inc.
filed 2012-01-30
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2011

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM _______________ to _______________

Commission File Number       333-150061

INNOCENT INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0585268
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3280 Suntree Blvd, Suite 150 Melbourne, FL.	32940
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number: (828) 702-7687

_________________________________________

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

Yes      . No   X  .

As of Jan 20, 2012 there were 20,000,000 shares of common stock, par value $0.001, outstanding.

INNOCENT, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

November 30, 2011 and 2010

(Unaudited)

INNOCENT, INC.
(A Development Stage Company)
Balance Sheets

	November 30, 2011	August 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$8,872	$8,087
Note receivable, net of allowance	-	-
Total current assets	8,872	8,087

Fixed assets	210,000	210,000
Note receivable, long term	290,010	290,010

Total assets	$508,882	$508,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$22,330	$22,130
Notes payable	687,346	673,896
Related party payables	341,450	341,450
Interest payable	93,887	70,700
Accrued expenses and other liabilities	37,400	6,100
Total current liabilities	1,182,413	1,114,276

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized; 20,000,000 issued and outstanding at November 30 and August 31, 2011	20,000	20,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(720,531)	(653,179)
Total stockholders' deficit	(673,531)	(606,179)

Total liabilities and stockholders' deficit	$508,882	$508,097

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Operations (unaudited)

			September 27, 2006 (inception) to November 30, 2011

	Three months ended November 30,
	2011	2010
Revenues	$-	$-	$-

Operating expenses
Professional fees	36,480	20,568	162,943
Travel and promotion	3,692	6,705	58,486
Bad debt	-	250,000	338,344
Other general & administrative	3,993	1,928	76,962
Total operating expenses	44,165	279,201	636,735

Loss from operations	(44,165)	(279,201)	(636,735)

Other income (expense)
Other income	-	7,340	7,340
Interest expense	(23,187)	(7,746)	(93,988)
Total other income (expense)	(23,187)	(406)	(86,648)

Loss from continuing operations	(67,352)	(279,607)	(723,383)

Income from discontinued operations	-	-	2,852

Net loss	$(67,352)	$(279,607)	$(720,531)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	20,000,000	20,000,000

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			September 27, 2006 (inception) to November 30, 2011

	Three months ended November 30,
	2011	2010
Cash flows from operating activities
Net loss	$(67,352)	$(279,607)	$(720,531)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	3,000
Changes in operating assets and liabilities:
Accounts payable	200	3,506	22,330
Interest payable	23,187	-	93,887
Accrued expenses and other liabilities	31,300	-	37,400
Cash provided by (used in) operating activities	(12,665)	(276,101)	(563,914)

Cash flows from investing activities
Purchase of fixed assets	-	-	(210,000)
Note receivable	-	250,000	(290,010)
Cash flows used in investing activities	-	250,000	(500,010)

Cash flows from financing activities
Proceeds from related party loan	-	-	367,137
Repayments of related party loan	-	-	(25,687)
Proceeds from notes payable	13,450	25,000	697,346
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	13,450	25,000	1,072,796

Net change in cash	785	(1,101)	8,872
Cash at beginning of period	8,087	2,907	-
Cash at end of period	$8,872	$1,806	$8,872

Supplemental disclosure of non-cash investing activities
Common shares issued for investment in gold mine	$-	$-	$-
Common shares issued for conversion of debt	$-	$-	$10,000
Acceptance of note payable for investment in gold mine	$-	$-	$1,500,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

INNOCENT, INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2011 and 2010

(Unaudited)

Note 1 - Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada, United States of America on September 27, 2006 and its fiscal year end is August 31. The Company was engaged in sales of new food products produced or developed by North American companies to foreign markets and discontinued that business in August 2009. The Company owns rights to a mineral property not currently operating. The company is in the process of divesting its interest in Ecuador and Montana   ( see previous 8K filings) to improve its balance sheet whereby the company management believes it may be in a better position to raise capital or secure the interest in other properties.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2011, included in the Company's annual report on the From 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

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

INNOCENT, INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2011 and 2010

(Unaudited)

Note 2 - Summary of Significant Accounting Policies - cont'd

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

Advertising and Promotion

The Company's expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the three months ended November 30, 2011 and 2010 were $0 and $3,693.

Research and Development

Research and development expenditures are expensed as incurred. No such expenses have been incurred during the periods ended November 30, 2011 or 2010.

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

INNOCENT, INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2011 and 2010

(Unaudited)

Note 2 - Summary of Significant Accounting Policies - cont'd

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

November 30, 2011 and 2010

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

From inception to November 30, 2011 the Company has not granted any stock options.

INNOCENT, INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2011 and 2010

(Unaudited)

Note 4 - Related Party Transactions

The President of the Company provides management services to the Company. During the three months ended November 30, 2011 management services of $31,000 (November 30, 2010 – $6,500) were charged to operations.

The Company has also received loans from shareholders totaling $356,450 since inception to fund operations. As of November 30, 2010, the Company owed $341,450 of principal plus accrued interest of $32,892. The loans are unsecured and due on demand and as such are included in current liabilities.

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

On October 20, 2010 Innocent Inc. received notification from Ecuador concerning the approval to own an Ecuador Registered Company, “JUST RESOURCES MINAS S.A.” file reference number 732697. This company will be 100% owned by Innocent Inc. and will provide the company a structure to acquire and operate mineral interest in Ecuador in accordance with the new mining laws that went into effect in January 2010. Innocent Inc. is in negotiations with a local executive to manage this newly approved operating company. While approval has been received, no entity has been established.

INNOCENT, INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2011 and 2010

(Unaudited)

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

The agreements with Global Finishing and Steele Resources have since been terminated as reported in the Company’s prior 8K filings.

Note 6 – Subsequent Events

The Company evaluated all events or transactions that occurred after November 30, 2011 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the periods presented.

Note 7 – Note Receivable

The Company has advanced funds totaling $290,010 to Steele Resources with the intention of establishing a joint venture. The venture did not materialize and Steele Resources has agreed to return the funds to the Company. We have not received repayment as of January 19, 2012 but anticipate doing so in the near term. No allowance for bad debt has been established as a result.

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

On October 20, 2010 Innocent Inc. received notification from Ecuador concerning the approval to own an Ecuador Registered Company, “JUST RESOURCES MINAS S.A.” file reference number 732697. This company will be 100% owned by Innocent Inc. and will provide the company a structure to acquire and operate mineral interest in Ecuador in accordance with the new mining laws that went into effect in January 2010. Innocent Inc. is in negotiations with a local executive to manage this newly approved operating company. While approval has been received, no entity has been established.

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

On August 30, 2011 Innocent Inc. notified Steele Resources the company no longer felt that the capital committed and necessary for the JV Agreement could be secured by Innocent in a timely manner and Innocent Inc. felt it was in the best interest of the shareholders of both companies to terminate the agreement. The parties to the original agreement terminated the agreement on Aug 31, 2011 in accordance with the terms and conditions that have been filed in an 8K regulatory filing.

The Company has advanced funds totaling $290,010 to Steele Resources with the intention of establishing a joint venture. The venture did not materialize and Steele Resources has agreed to return the funds to the Company. We have not received repayment as of January 19, 2012 but anticipate doing so in the near term. No allowance for bad debt has been established as a result.

On September 6, 2011 Global Finishing Inc. and Innocent Inc. entered into an agreement whereby Global assigned 50% interest of the MURCIELAGOS VIZCAYA and LILLY RAI, Ecuador properties as collateral for the $390,000 outstanding note due Innocent Inc.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three-month period ended November 30, 2011, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Three months ended Nov 30, 2011,
	2011		2010

Operating expenses	$		$
Professional fees		36,480		20,568
Travel and promotion		3,692		6,705
Bad debt		-		250,000
Other general & administrative		3,993		1,928
Total operating expenses		$44,165		$279,201

Revenue

Our gross revenue for the three-month period ended November 30, 2011, was $0, compared to $0 for the same period in fiscal 2010. Prior revenues and cost of sales have been included in income from discontinued operations.

	Three months ended November 30,
	2011	2010
Revenues	$-	$-

Liquidity and Capital Resource

	November 30, 2011	August 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$8,872	$8,087
Note receivable, net of allowance	-	-
Total current assets	8,872	8,087

Fixed assets	210,000	210,000
Note receivable, long term	290,010	290,010

Total assets	$508,882	$508,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$22,330	$22,130
Notes payable	687,346	673,896
Related party payables	341,450	341,450
Interest payable	93,887	70,700
Accrued expenses and other liabilities	37,400	6,100
Total current liabilities	$1,182,413	$1,114,276

Cash Flows

			September 27, 2006
	Three months ended November 30,		(inception) to November 30,
	2011	2010	2011

Cash provided by (used in) operating activities	$(12,665)	$(276,101)	$(563,914)

Cash flows used in investing activities	0	250,000	(500,010)

Cash provided by financing activities	13,450	25,000	1,0,72,796

Cash at end of period	$8,872	$1,806	$8,872

We had cash of $8,872; accounts payable and accrued liabilities of $153,617, a note payable $687,346 and related party notes of $341,450 and an accumulated shareholder deficit of ($720,531) as of Nov 30, 2011.

Cash Used In Operating Activities

Our cash balance of $8,872 as of Nov 30, 2011, has increased by $785 during the three months ended as compared to Aug 31, 2011.

Going Concern

The audited financial statements for the year ended August 31, 2011, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at November 30, 2011, our company has accumulated losses of $720,531 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion.

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

The Company's Chief Executive Officer, who is its principal executive and chief financial officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period (May 31, 2011) covered by this Form 10-QA. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's Chief Executive Officer & CFO, has concluded  the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-Q were ineffective because of comments from the SEC that required additional disclosure and restatement of other disclosed information.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: January 20, 2012