Form 10-Q
period 2012-02-29
Innocent, Inc.
filed 2012-04-20
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 29, 2012

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

Yes      . No   X  .

As of April 20, 2012 there were 20,000,000 shares of common stock, par value $0.001, outstanding.

INNOCENT, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

February 29, 2012 and February 28, 2011

(Unaudited)

INNOCENT, INC.
(A Development Stage Company)
Balance Sheets

	February 29, 2012	August 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$14,935	$8,087
Note receivable, net of allowance	-	-
Total current assets	14,935	8,087

Fixed assets	210,000	210,000
Note receivable, long term	290,010	290,010

Total assets	$514,945	$508,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$-	$22,130
Notes payable	720,476	673,896
Related party payables	341,450	341,450
Interest payable	116,225	70,700
Accrued expenses and other liabilities	39,300	6,100
Total current liabilities	1,217,451	1,114,276

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized; 20,000,000 issued and outstanding at February 29, 2012 and August 31, 2011	20,000	20,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(749,506)	(653,179)
Total stockholders' deficit	(702,506)	(606,179)

Total liabilities and stockholders' deficit	$514,945	$508,097

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Operations (unaudited)

					September 27, 2006 (inception) to February 29, 2012

	Three months ended February 29,		Six months ended February 29,
	2012	2011	2012	2011
Revenues	$15,128	$-	$15,128	$-	$15,128

Operating expenses
Professional fees	7,300	4,513	43,780	25,081	170,243
Travel and promotion	7,905	6,917	11,597	13,622	66,391
Bad debt	-	-	-	250,000	338,344
Other general & administrative	6,560	21,019	10,552	22,947	83,521
Total operating expenses	21,765	32,449	65,929	311,650	658,499

Loss from operations	(6,637)	(32,449)	(50,801)	(311,650)	(643,371)

Other income (expense)
Other income	-	-	-	7,340	7,340
Interest expense	(22,339)	(13,746)	(45,526)	(21,492)	(116,327)
Total other income (expense)	(22,339)	(13,746)	(45,526)	(14,152)	(108,987)

Loss from continuing operations	(28,976)	(46,195)	(96,327)	(325,802)	(752,358)

Income from discontinued operations	-	-	-	-	2,852

Net loss	$(28,976)	$(46,195)	$(96,327)	$(325,802)	$(749,506)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			September 27, 2006 (inception) to February 29, 2012

	Six months ended February 29,
	2012	2011
Cash flows from operating activities
Net loss	$(96,327)	$(325,802)	$(749,506)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	3,000
Changes in operating assets and liabilities:
Accounts payable	(22,130)	16,636	-
Interest payable	45,525	-	116,225
Accrued expenses and other liabilities	33,200	-	39,300
Cash provided by (used in) operating activities	(39,732)	(309,166)	(590,981)

Cash flows from investing activities
Purchase of fixed assets	-	(210,000)	(210,000)
Note receivable	-	(40,010)	(290,010)
Cash flows used in investing activities	-	(250,010)	(500,010)

Cash flows from financing activities
Proceeds from related party loan	-	-	367,137
Repayments of related party loan	-	-	(25,687)
Proceeds from notes payable	46,580	565,616	730,476
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	46,580	565,616	1,105,926

Net change in cash	6,848	6,440	14,935
Cash at beginning of period	8,087	2,907	-
Cash at end of period	$14,935	$9,347	$14,935

Supplemental disclosure of non-cash investing activities
Common shares issued for investment in gold mine	$-	$-	$-
Common shares issued for conversion of debt	$-	$-	$10,000
Acceptance of note payable for investment in gold mine	$-	$-	$1,500,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

INNOCENT, INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2012 and February 28, 2012

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2011, included in the Company's annual report on the From 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

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

February 29, 2012 and February 28, 2012

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

February 29, 2012 and February 28, 2012

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

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean April 2010 for companies that are on calendar years.

INNOCENT, INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2012 and February 28, 2012

(Unaudited)

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

From inception to February 29, 2012 the Company has not granted any stock options.

Note 4 - Related Party Transactions

The President of the Company provides management services to the Company. During the six months ended February 29, 2012 management services of $34,000 (February 28, 2011 – $20,932) were charged to operations.

The Company has also received loans from shareholders totaling $356,450 since inception to fund operations. As of February 29, 2012, the Company owed $339,450 of principal plus accrued interest of $38,604. The loans are unsecured and due on demand and as such are included in current liabilities.

Note 5 – Notes Payable

Since inception, the Company has received loans from unrelated parties totaling $730,476 including $46,580 received during the six months ended February 29, 2012. The notes carry an annual interest rate of 10%, are due on demand and as such are included in current liabilities. There was $720,476 of principal and $116,225 of accrued interest due at February 29, 2012.

INNOCENT, INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2012 and February 28, 2011

(Unaudited)

Note 6 – Significant Events

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

On October 20, 2010 Innocent Inc. received notification from Ecuador concerning the approval to own an Ecuador Registered Company, “JUST RESOURCES MINAS S.A.” file reference number 732697. This company will be 100% owned by Innocent Inc. and will provide the company a structure to acquire and operate mineral interest in Ecuador in accordance with the new mining laws that went into effect in April 2010. Innocent Inc. is in negotiations with a local executive to manage this newly approved operating company. While approval has been received, no entity has been established.

INNOCENT, INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2012 and February 28, 2011

(Unaudited)

Note 6 – Significant Events – cont’d

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

Note 7 – Subsequent Events

The Company evaluated all events or transactions through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the periods presented.

Note 8 – Note Receivable

The Company has advanced funds totaling $290,010 to Steele Resources with the intention of establishing a joint venture. The venture did not materialize and Steele Resources has agreed to return the funds to the Company. We have not received repayment as of January 19, 2012 but anticipate to do so in the near term. No allowance for bad debt has been established as a result.

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

•

the uncertainty of profitability based upon our history of losses;

•

risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

•

risks related to our international operations and currency exchange fluctuations;

•

risks related to product liability claims;

•

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

On October 20, 2010 Innocent Inc. received notification from Ecuador concerning the approval to own an Ecuador Registered Company, “JUST RESOURCES MINAS S.A.” file reference number 732697. This company will be 100% owned by Innocent Inc. and will provide the company a structure to acquire and operate mineral interest in Ecuador in accordance with the new mining laws that went into effect in April 2010. Innocent Inc. is in negotiations with a local executive to manage this newly approved operating company. While approval has been received, no entity has been established.

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

The Company has advanced funds totaling $290,010 to Steele Resources with the intention of establishing a joint venture. The venture did not materialize and Steele Resources has agreed to return the funds to the Company. We have not received repayment as of February 29, 2012 but anticipate doing so in the near term. No allowance for bad debt has been established as a result.

On September 6, 2011 Global Finishing Inc. and Innocent Inc. entered into an agreement whereby Global assigned 50% interest of the MURCIELAGOS VIZCAYA and LILLY RAI, Ecuador properties as collateral for the $390,000 outstanding note due Innocent Inc.

On February 22, 2012 Innocent Inc. and Steele Resources Inc., agreed and entered into an Amended Agreement to the August 30, 2011 Termination of Definitive Agreement. The following summary outlines the terms and conditions to the Amended Termination Agreement approved by the parties.

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

On February 22, 2012 the parties involved in the Termination Agreement agreed to amend the agreement subject to the following:

NOW, THEREFORE, the parties agree as follows:

In recognition of a statement and commitment by Steele Recourses Corporation President and CEO, that the company used the collateral funds on the site and that Steele was in the process of securing adequate financings for both its needs and the repayment of the $540,000 (five hundred forty thousand dollars) Note Payable, the Note Holders and Innocent Inc. will accept an amended payment plan whereby 30% of each dollar secured in any form of financing to the Steele and or paid for the Steele either directly to or for Steele’s interest, 30% of said funds would immediately be forwarded to Innocent Inc. for repayment of the note due.

(a)

That Steele Resources Corporation will add 10% interest, in the amount of $54,000 (fifty four thousand dollars) to the payment obligation.

(b)

That the property, Mineral Hill Gold Exploration Project, located near Pony Hill, Montana in the Mineral Hill Mining District and consists of 17 patented and 67 unpatented lode mining claims (approximately 1,800 acres). Pony Hill would be placed as new collateral to replace the stock pile ore already processed. Steele Resources agrees that the underlying Mineral Lease with Option to Purchase the property of the Mineral Hill Gold Exploration Project will be used as the collateral. That the controlling interest in the property will not be assigned or sold by Steele Resources Corporation until such time as the $540,000 Note due is paid in full along with $54,000 in interest.

(c)

Until such time as the full balance of the Note and interest, in the amount of $594,000 (five hundred ninety four thousand dollars) due is paid in full, Innocent Inc. will retain any rights and damages it may have under the failure to honor the terms and conditions of the original Termination Agreement.

(d)

That Steele Resources Corporation will provide Innocent Inc. with full accounting of the gold yield in the stock pile ore, gross proceeds, conversion cost, and use of the funds in specific detail to support the claim that said funds were spend on the site.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three-month period ended February 29, 2012, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Three months ended February 29,		Six months ended February 29,
	2012	2011	2012	2011
Revenues	$15,128	$-	$15,128	$-

Operating expenses
Professional fees	7,300	4,513	43,780	25,081
Travel and promotion	7,905	6,917	11,597	13,622
Bad debt	-	-	-	250,000
Other general & administrative	6,560	21,019	10,552	22,947
Total operating expenses	21,765	32,449	65,929	311,650

Revenue

Our gross revenue for the three-month period ended February 29, 2012, was $15,128, compared to $0 for the same period in fiscal 2011. Prior revenues and cost of sales have been included in income from discontinued operations.

	Three months ended February 29,		Six months ended February 29,		September 27, 2006 (inception) to February 29, 2012
	2012	2011	2012	2011
Revenues	$15,128	$-	$15,128	$-	$15,128

Liquidity and Capital Resource

	February 29 2012	August 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$14,935	$8,087
Note receivable, net of allowance	-	-
Total current assets	14,935	8,087

Fixed assets	210,000	210,000
Note receivable, long term	290,010	290,010

Total assets	$514,945	$508,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$-	$22,130
Notes payable	720,476	673,896
Related party payables	341,450	341,450
Interest payable	116,225	70,700
Accrued expenses and other liabilities	39,300	6,100
Total current liabilities	1,217,451	1,114,276

Cash Flows

			September 27, 2006
	six months ended Feb 29,		(inception) to Feb 29,
	2012	2011	2012

Cash provided by (used in) operating activities	(39,732)	(309,166)	(590,981)

Cash flows used in investing activities	0	(250,010)	(500,010)

Cash provided by financing activities	46,580	565,616	1,105,926

Cash at end of period	$14,935	$9,347	$14,935

We had cash of $14,935; accounts payable and accrued liabilities of $155,525, a note payable $720,467 and related party notes of $341,450 and an accumulated shareholder deficit of ($749,506) as of Feb 29, 2012.

Cash Used In Operating Activities

Our cash balance of $14,935 as of Feb 29, 2012, has increased by $5,558 during the six months ended as compared to Feb 28, 2011.

Going Concern

The audited financial statements for the year ended August 31, 2011, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated one-time revenue of $15,128 since inception, as a result of the proceeds of the Termination Agreement with Steele Resources and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at February 29, 2012, our company has accumulated losses of $749,506since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2011,our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

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

The Company's Chief Executive Officer, who is its principal executive and chief financial officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period (Feb 29, 2012) covered by this Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's Chief Executive Officer & CFO, has concluded  the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-Q were ineffective because of comments from the SEC that required additional disclosure and restatement of other disclosed information.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibit Number	Title of Document
31.1	Sec.302 Certification of CEO/CFO
32.1	Sec.906 Certification of CEO/CFO
99.2	AMENDED TERMINATION OF DEFINITIVE AGREEMENT

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innocent, Inc.

By:	/s/ Wayne A Doss
Wayne A. Doss
Chief Executive Officer
CFO, and Director
Dated: April 20, 2012