Form 10-Q
period 2012-05-31
Innocent, Inc.
filed 2012-07-23
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2012

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

___________________________________________

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

Yes      . No  X .

As of July 15, 2012 there were 20,000,000 shares of common stock, par value $0.001, outstanding.

INNOCENT, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

May 31, 2012 and 2011

(Unaudited)

INNOCENT, INC.
(A Development Stage Company)
Balance Sheets

	May 31, 2012	August 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$3,827	$8,087
Note receivable, net of allowance	-	-
Total current assets	3,827	8,087

Fixed assets	210,000	210,000
Note receivable, long term, net of allowance	-	290,010

Total assets	$213,827	$508,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$200	$22,130
Notes payable	720,476	673,896
Related party payables	341,450	341,450
Interest payable	140,160	70,700
Accrued expenses and other liabilities	38,400	6,100
Total current liabilities	1,2340,686	1,114,276

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized; 20,000,000 issued and outstanding	20,000	20,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(1,073,859)	(653,179)
Total stockholders' deficit	(1,026,859)	(606,179)

Total liabilities and stockholders' deficit	$213,827	$508,097

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Operations (unaudited)

					September 27, 2006 (inception) to May 31, 2012

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
Revenues	$-	$-	$15,128	$-	$15,128

Operating expenses
Professional fees	4,055	16,260	47,835	41,341	174,298
Travel and promotion	2,829	6,968	14,426	20,590	69,220
Bad debt	290,010	-	290,010	250,000	628,354
Other general & administrative	3,524	11,077	14,076	34,024	87,045
Total operating expenses	300,418	34,305	366,347	345,955	958,917

Loss from operations	(300,418)	(34,305)	(351,219)	(345,955)	(943,789)

Other income (expense)
Other income	-	-	-	7,340	7,340
Interest expense	(23,935)	(22,222)	(69,461)	(43,714)	(140,262)
Total other income (expense)	(23,935)	(22,222)	(69,461)	(36,374)	(132,922)

Loss from continuing operations	(324,353)	(56,527)	(420,680)	(382,329)	(1,076,711)

Income from discontinued operations	-	-	-	-	2,852

Net loss	$(324,353)	$(56,527)	$(420,680)	$(382,329)	$(1,073,859)

Basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.02)	$(0.02)

Weighted average shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			September 27, 2006 (inception) to May 31, 2012

	Nine months ended May 31,
	2012	2011
Cash flows from operating activities
Net loss	$(420,680)	$(382,329)	$(1,073,859)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	3,000
Changes in operating assets and liabilities:
Allowance for doubtful accounts	290,010	250,000	540,010
Accounts payable	(21,930)	38,858	200
Interest payable	69,460	-	140,160
Accrued expenses and other liabilities	32,300	-	38,400
Cash provided by (used in) operating activities	(50,840)	(93,471)	(352,089)

Cash flows from investing activities
Purchase of fixed assets		(210,000)	(210,000)
Note receivable	-	(290,010)	(540,010)
Cash flows used in investing activities	-	(500,010)	(750,010)

Cash flows from financing activities
Proceeds from related party loan	-	10,687	367,137
Repayments of related party loan	-	(10,687)	(25,687)
Proceeds from notes payable	46,580	608,616	730,476
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	46,580	608,616	1,105,926

Net change in cash	(4,260)	15,135	3,827
Cash at beginning of period	8,087	2,907	-
Cash at end of period	$3,827	$18,042	$3,827

Supplemental disclosure of non-cash investing activities
Common shares issued for investment in gold mine	$-	$-	$-
Common shares issued for conversion of debt	$-	$-	$10,000
Acceptance of note payable for investment in gold mine	$-	$-	$1,500,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

INNOCENT, INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2012 and 2011

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2011, included in the Company's annual report on the From 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

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

May 31, 2012 and 2011

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

May 31, 2012 and 2011

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

May 31, 2012 and 2011

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

From inception to May 31, 2012 the Company has not granted any stock options.

Note 4 - Related Party Transactions

The President of the Company provides management services to the Company. During the nine months ended May 31, 2012 management services of $36,000 (May 31, 2011 – $35,932) were charged to operations.

The Company has also received loans from shareholders totaling $356,450 since inception to fund operations. As of May 31, 2012, the Company owed $339,450 of principal plus accrued interest of $44,380. The loans are unsecured and due on demand and as such are included in current liabilities.

Note 5 – Notes Payable

Since inception, the Company has received loans from unrelated parties totaling $730,476 including $46,580 received during the nine months ended May 31, 2012. The notes carry an annual interest rate of 10%, are due on demand and as such are included in current liabilities. There was $720,476 of principal and $140,160 of accrued interest due at May 31, 2012.

INNOCENT, INC.

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2012 and 2011

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

May 31, 2012 and 2011

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

Note 8 – Note Receivable

The Company has advanced funds totaling $290,010 to Steele Resources with the intention of establishing a joint venture. The venture did not materialize and Steele Resources has agreed to return the funds to the Company. We have not received repayment as of May 31, 2012 and have established a full reserve against the balance as a result.

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

The Company has advanced funds totaling $290,010 to Steele Resources with the intention of establishing a joint venture. The venture did not materialize and Steele Resources has agreed to return the funds to the Company. We have not received repayment as of May 31, 2012 but anticipate doing so in the near term. No allowance for bad debt has been established as a result.

On September 6, 2011 Global Finishing Inc. and Innocent Inc. entered into an agreement whereby Global assigned 50% interest of the MURCIELAGOS VIZCAYA and LILLY RAI, Ecuador properties as collateral for the $390,000 outstanding note due Innocent Inc.

On May 31, 2012 Innocent Inc. and Steele Resources Inc., agreed and entered into an Amended Agreement to the August 30, 2011 Termination of Definitive Agreement. The following summary outlines the terms and conditions to the Amended Termination Agreement approved by the parties.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three-month period ended May 31, 2012, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
Revenues	$-	$-	$15,128	$-

Operating expenses
Professional fees	4,055	16,260	47,835	41,341
Travel and promotion	2,829	6,968	14,426	20,590
Bad debt	290,010	-	290,010	250,000
Other general & administrative	3,524	11,077	14,076	34,024
Total operating expenses	300,418	34,305	366,347	345,955

Revenue

Our gross revenue for the three-month period ended May 31, 2012, was $0, compared to $0 for the same period in fiscal 2011. Prior revenues and cost of sales have been included in income from discontinued operations.

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011	September 27, 2006 (inception) to May 31, 2012
Revenues	$0	$-	$15,128	$-	$15,128

Liquidity and Capital Resource

	May 31, 2012	August 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$3,827	$8,087
Note receivable, net of allowance	-	-
Total current assets	3,827	8,087

Fixed assets	210,000	210,000
Note receivable, long term, net of allowance	-	290,010

Total assets	$213,827	$508,097

Cash Flows

			September 27, 2006
	nine months ended May 31,		(inception) to Feb 29,
	2012	2011	2012

Cash provided by (used in) operating activities	(50,840)	(93,471)	(352,089)

Cash flows used in investing activities	0	(500,010)	(750,010)

Cash provided by financing activities	46,580	608,616	1,105,926

Cash at end of period	$3,827	$18,042	$3,827

We had cash of $3,827; accounts payable and accrued liabilities of $178.760, a note payable $720,467 and related party notes of $341,450 and an accumulated shareholder deficit of ($1,026,859) as of May 31, 2012.

Cash Used In Operating Activities

Our cash balance of $3,827 as of May 31, 2012, has decreased by $14,215 during the nine months ended as compared to May 31, 2011.

Going Concern

The audited financial statements for the year ended August 31, 2011, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated one-time revenue of $15,128 since inception, as a result of the proceeds of the Termination Agreement with Steele Resources and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at May 31, 2012, our company has accumulated losses of $1,061,926 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: Jul 15, 2012