Form 10-K
period 2012-08-31
Innocent, Inc.
filed 2012-12-28
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of August 31, 2012, there were 20,000,000 shares of common stock issued, par value $0.001, outstanding.

The aggregate market value of the voting and non-voting equity held by non-affiliates is 7,000,000 shares at .05 a share as of August 31, 2012 for a total market value of $1,000,000, and a total of 20,000,000 issued and outstanding.

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

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

Innocent, Inc. ("Company") was organized September 27, 2006 under the laws of the State of Nevada for the purpose of selling new food products produced or developed by North American companies to foreign markets. On August 31, 2009, the Company discontinued its involvement in the sales of tea due to a strategic change in business focus by the acquisition of mineral rights as disclosed in the Company's 8-K filed with the SEC on September 2, 2009. The Company currently has limited operations or realized revenues from its planned principle business purpose and, in accordance with ASC 915, "Development Stage Entities", formerly known as SFAS 7,  "Accounting and Reporting by Development State Enterprises ." is considered a Development Stage Enterprise.

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

On November 23, 2010 Innocent Inc. acquired from Sedunda Oportunidad, LLC, the 100% working interest in an Oil and Gas Leasehold Estate including the effective net revenues flowing therefrom. The effective net revenue yield is 82% after the landowner Royalty is paid. The property, Thomas Lease, one well located center of south quarter section 7, Township 24 North Range West, Garfield County, Oklahoma, Book 1955 page 534 on 8/13/09. It is anticipated that an additional $150,000 working capital will be required to return the property to the status of a working well.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2012.

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

On December 21, 2012, the shareholders' list of our common shares showed 7 registered shareholders holding approximately 14,350,000 shares and various broker-dealers holding approximately 5,650,000 shares in an indeterminate number of names.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

	High	Low

Fiscal 2012

First Quarter	$.13	$.08
Second Quarter	$.06	$.05
Third Quarter	$.05	$.04
Fourth Quarter	$.05	$.05

Fiscal 2011

First Quarter	$0.45	$0.20
Second Quarter	$0.74	$0.21
Third Quarter	$0.40	$0.25
Fourth Quarter	$0.19	$0.09

Our shares of common stock commenced quotation on the OTC Bulletin Board under the symbol INCT on June 3, 2008.

(b) Holders of Common Stock

We have approximately 30 shareholders of record, and 20,000,000 shares issued and outstanding with an approximate float of 5,600,000 shares as of August 31, 2012. Because of our small shareholder base, our stock may not experience high volume trading in the near future. We anticipate more shareholders in the future, but cannot guarantee any such happening.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2012 or 2011.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Current Business

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the years ended August 31, 2012 and 2011, and the period of September 27, 2006 (Inception) to August 31, 2012 and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	2012	2011	September 27, 2006 (Inception) to August 31, 2012
Revenue	$-	$-	$-
Operating Expenses	(405,080)	(379,910)	(1,013,150)
Other Expenses	(78,334)	(58,374)	(141,795)
Income from Discontinued Operations	-	-	2,852

Net Loss	$(483,414)	$(438,284)	$(1,152,093)

Revenue

Our gross revenue for the years ended August 31, 2012 and 2011 was $0 and $0 since is in the process of acquiring mining operations, but currently do not own or have interest in an operating property.

Operating Costs and Expenses

The major components of our expenses for the years ended August 31, 2012 and 2011, and for the period from September 27, 2006 (Inception) through August 31, 2012, are outlined in the table below:

	2012	2011	Inception
Operating expenses
Professional fees	59,035	50437	185,498
Travel and promotion	18,307	25,999	73,101
Bad debt/Amortization	310,010	265,500	664,854
Other general & admin	16,728	37,974	89,697
Total operating expenses	405,080	379,910	1,013,150

Operating Expenses

The increase in our operating costs for the year ended August 31, 2012, compared to the year ended August 31, 2011, was due to the increase in reserve for bad debt expenses. All these increases are associated with the change in activities and related to implementation of our business plan. At year end the company increased a bad debt reserve to $ 628,354 although the company plans to continue collection of the entire note receivable balance.

Working Capital

	2010	2011
Current Assets	$9,894	$8,087
Current Liabilities	1,288,487	1,114,276

Working Capital Deficiency	$(1,278,593)	$(1,106,189)

Cash Flow

	2012	2011	September 27, 2006 (Inception) to August 31, 2012
Cash used in Operating Activities	$(35,443)	$(111,310)	$(336,691)
Cash Used in Investing Activities	(00)	(500,010)	(750,010)
Cash Provided by Financing Activities	37,250	616,500	1,096,595

Net Change in Cash	$1,807	$5,180	$9,894

We had cash of $9,894, accounts receivable of $0, notes receivable of $0 and net of reserves of 628,354, accounts payable and accrued liabilities of $49,600 and loan payable of $1,238,887 of August 31, 2012. Further, we had cash of $8,087, accounts receivable of $0, accounts payable and accrued liabilities of $28,230 and a loan payable of $1,086,046 as of August 31, 2011.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $35,443 and $111,310 during the years ended August 31, 2012 and 2011 and $336,691 during the period of inception to August 31, 2011. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

As of August 31, 2012, $750,010 cash was used or provided in investing activities and net of reserves $750.010. This cash was issued to Global Finishing Inc. for joint ownership of mining properties in Ecuador and Steele Resources Inc., for failed joint ventures due to the company inability to secure the balance of the funds necessary to complete these joint ventures. The investing funds are recorded as a Note Receivable due from Global Finishing Inc. and Steele Resources Inc. and fully reserved but the company will continue to monitor both situations and take appropriate action to collect if the opportunity arises.

Cash from Financing Activities

As of August 31, 2012, the Company has mostly funded its initial operations through the issuance of $1,288,487 in shareholder and other notes payable.

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

Going Concern

The audited financial statements for the years ended August 31, 2012 and 2011 with cumulative totals from inception, included in this annual report, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at August 31, 2012, our company has accumulated losses of $ (1,152,093) since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

INNOCENT, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Innocent, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Innocent, Inc. (hereinafter the “Company”), as of August 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the period from inception on September 27, 2006 to August 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of August 31, 2012 and 2011, and the results of its operations and cash flows for the years then ended, and the period from inception on September 27, 2006 to August 31, 2012 are in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012 and 2011, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company

Sam Kan & Company

December 14, 2012

Alameda, California

INNOCENT, INC.
(A Development Stage Company)
Balance Sheets

	August 31
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$9,894	$8,087
Total current assets	9,894	8,087

Intangible asset, net of accumulated amortization of $36,500 and $15,500	173,500	194,500
Notes receivable (non-current), net or allowance	-	290,010
Total assets	$183,394	$492,597

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$200	$22,130
Notes payable (current portion)	733,276	673,896
Related party payables	341,450	341,450
Interest payable	164,161	70,700
Accrued expenses and other liabilities	49,400	6,100
Total current liabilities	1,288,487	1,114,276

Notes payable (non-current portion)	-	-
Total liabilities	1,288,487	1,114,276

Stockholders' equity (deficit)
Shares held in escrow	-	-
Common stock, $.001 par value; 75,000,000 shares authorized, 20,000,000 shares issued and outstanding on August 31, 2012 and 2011	20,000	20,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(1,152,093)	(668,679)
Total stockholders' equity (deficit)	(1,105,093)	(621,679)

Total liabilities and stockholders' equity (deficit)	$183,394	$492,597

See accompanying notes to financial statements.

INNOCENT, INC.
(A Development Stage Company)
Statements of Operations

			From September 27, 2006 (inception) to August 31, 2012

	Year ended August 31,
	2012	2011
Revenues	$-	$-	$-

Operating expenses
Professional fees	59,035	50,437	185,498
Travel and promotion	18,307	25,999	73,101
Bad debt	290,010	250,000	628,354
Amortization	21,000	15,500	36,500
Other general & administrative	16,728	37,974	89,697
Total operating expenses	405,080	379,910	1,013,150

Loss from operations	(405,080)	(379,910)	(1,013,150)

Other income (expense)
Other income	15,128	7,340	22,468
Interest expense	(93,462)	(65,714)	(164,263)
Total other income (expense)	(78,334)	(58,374)	(141,795)

Loss from continuing operations	(483,414)	(438,284)	(1,154,945)
Income from discontinued operations	-	-	2,852
Net loss	$(483,414)	$(438,284)	$(1,152,093)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average shares outstanding	20,000,000	20,000,000

See accompanying notes to financial statements.

INNOCENT, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
Cumulative from September 27, 2006 (Inception) to August 31, 2012

	Common Stock		Additional Paid in Capital	Shares Held in Escrow	Subscription Receivable	Accumulated Deficit
	Shares	Amount					Total
Balance, September 27, 2006 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock subscription, $0.001	4,000,000	4,000	-	-	(4,000)	-	-
Net loss, period ended August 31, 2007	-	-	-	-	-	(3,980)	(3,980)
Balance, August 31, 2007	4,000,000	4,000	-	-	(4,000)	(3,980)	(3,980)

Collection of subscription receivable	-	-	-	-	4,000	-	4,000
Common stock issued for cash	3,000,000	3,000	27,000	-	-	-	30,000
Net loss, year ended August 31, 2008	-	-	-	-	-	(58,947)	(58,947)
Balance, August 31, 2008	7,000,000	7,000	27,000	-	-	(62,927)	(28,927)

Net loss, year ended August 31, 2009	-	-	-	-	-	(27,886)	(27,886)
Balance, August 31, 2009	7,000,000	7,000	27,000	-	-	(90,813)	(56,813)

Common stock issued for conversion of debt	10,000,000	10,000	-	-	-	-	10,000
Common stock held in escrow	10,000,000	10,000	-	(10,000)	-	-	-
Common stock issued for services	3,000,000	3,000	-	-	-	-	3,000
Net loss, year ended August 31, 2010	-	-	-	-	-	(139,582)	(139,582)
Balance, August 31, 2010	30,000,000	30,000	27,000	(10,000)	-	(230,395)	(183,395)

Cancellation of shares held in escrow	(10,000,000)	(10,000)	-	10,000	-	-	-
Net loss, year ended August 31, 2011	-	-	-	-	-	(438,284)	(438,284)
Balance, August 31, 2011	20,000,000	20,000	27,000	-	-	(668,679)	(621,679)

Net loss, year ended August 31, 2012	-	-	-	-	-	(483,414)	(483,414)
Balance, August 31, 2012	20,000,000	$20,000	$27,000	$-	$-	$(1,152,093)	$(1,105,093)

See accompanying notes to financial statements.

INNOCENT, INC.
(A Development Stage Company)
Statements of Cash Flows
			From September 27, 2006 (inception) to August 31, 2012
	Year ended August 31,
	2012	2011
Cash flows from operating activities
Net loss	$(483,414)	$(438,284)	$(1,152,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	21,000	15,500	36,500
Common stock issued for services	-	-	3,000
Allowance for bad debt	290,010	250,000	540,010
Changes in operating assets and liabilities:
Accounts payable	200	(7,340)	22,330
Interest payable	93,461	65,714	164,162
Accrued expenses and other liabilities	43,300	3,100	49,400
Cash provided by (used in) operating activities	(35,443)	(111,310)	(336,691)

Cash flows from investing activities
Investment in intangible assets	-	(210,000)	(210,000)
Note receivable	-	(290,010)	(540,010)
Cash flows provided by (used in) investing activities	-	(500,010)	(750,010)

Cash flows from financing activities
Proceeds from related party loan	-	339,450	367,136
Repayments of related party loan	-	-	(25,687)
Proceeds from notes payable	37,250	277,050	721,146
Proceeds from sale of stock	-	-	34,000
Cash provided by (used in) financing activities	37,250	616,500	1,096,595

Net change in cash and cash equivalent	1,807	5,180	9,894
Cash and cash equivalent at beginning of period	8,087	2,907	-
Cash and cash equivalent at end of period	$9,894	$8,087	$9,894

Supplemental disclosure of non-cash investing activities
Issuance of note for account payable	$22,130	$-	$22,130
Common shares issued for conversion of debt	$-	$-	$10,000
Allowance for bad debt	$290,010	$250,000	$540,010
Acceptance of note payable for investment in gold mine	$-	$-	$1,500,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

INNOCENT, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2012

Note 1 - Nature of Business

The Company was incorporated in the State of Nevada, United States of America on September 27, 2006 and its fiscal year end is August 31. The Company was engaged in sales of new food products produced or developed by North American companies to foreign markets and discontinued that business in August 2009. The Company owns rights to a mineral property not currently operating.

Note 2 - Significant Accounting Policies

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. The Company has elected an August 31 year end.

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

Cash

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.  109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2012.

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

INNOCENT, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2012

Note 2 - Significant Accounting Policies (continued)

The Company does not have any assets or liabilities measured at fair value on a recurring basis at August 31, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended August 31, 2012.

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

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

Share Based Expenses (continued)

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

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Revenue recognition

The Company recognizes revenue when consulting services are rendered on the accrual basis of accounting in accordance with generally accepted accounting principles in ASC 605. The Company does not recognize revenue until all four of the following criteria are met: (1) Persuasive evidence of an arrangement exists, (2) Services have been rendered, (3) The seller’s price to the buyer is fixed and (4) Collectability is reasonably assured. We have not yet recognized revenue since inception on September 27, 2006.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and determined there are none having a material effect on the Company’s financial statements.

INNOCENT, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2012

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

From inception to August 31, 2012 the Company has not granted any stock options.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period ended August 31, 2011.

Note 4 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ACS 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the period ended August 31, 2012, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

Changes in the net deferred tax assets consist of the following:

2012
Net operating loss carry forward	$462,415
Valuation allowance	(462,415)
Net deferred tax asset	$-

INNOCENT, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2012

Note 4 - Income Taxes (continued)

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

2012
Net operating loss carry forward	$161,845
Valuation allowance	(161,845)
Net deferred tax asset	$-

The Company did not pay any income taxes during the period ended August 31, 2012.

The net federal operating loss carry forward will expire in 2031.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 - Related Party Transactions

The President of the Company provides management services to the Company. During the year ended August 31, 2012 management services of $46,000 were charged to operations.

The Company has also received loans from shareholders totaling $356,450 since inception to fund operations. As of August 31, 2012, the Company owed $339,450 of principal plus accrued interest of $50,155 at 6.75% per annum. The loans are unsecured and due on demand and as such are included in current liabilities.

Note 6 – Notes Payable

Since inception, the Company has received loans from unrelated parties totaling $743,276 including $59,380 received during the year ended August 31, 2012. The notes carry an annual interest rate of 10%, are due on demand and as such are included in current liabilities. There was $743,276 of principal and $114,006 of accrued interest due at August 31, 2012.

Note 7 – Note Receivable

The Company has advanced funds totaling $290,010 to Steele Resources with the intention of establishing a joint venture. The venture did not materialize and Steele Resources has agreed to return the funds to the Company. We have not received repayment as of August 31, 2012 and have established a full reserve against the balance as a result.

Note 8 – Intangible Assets

In December 2010, the Company entered into an agreement granting it the right to use of an oil well in exchange for $150,000 and $60,000 in improvements to the well for a total investment of $210,000. We have determined the useful life of the right to be 10 years and have begun to amortize the asset over that life resulting in amortization expense of $21,000 and $15,500 during the years ended August 31, 2012 and 2011. Accumulated amortization as of August 31, 2012 and 2011 were as follows:

INNOCENT, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2012

Note 8 – Intangible Assets (continued)

		Accum. Amort.	NBV	Accum. Amort.	NBV
	Original Cost	August 31, 2011	August 31, 2011	August 31, 2012	August 31, 2012
Intangible asset	$210,000	$(15,500)	$194,500	$(36,500)	$173,500

The well has yet to produce revenue due to additional improvements needed to bring the well to working order. We have performed an impairment test on the intangible asset as of August 31, 2012 and determined that, based on the marketability of the asset and probable value if the Company were to sell the rights, no impairment is needed.

Note 9 – Correction of Error to Prior Period Financial Statements

During the audit of our financial statements for the year ended August 31, 2012, it was determined the accounting for our investment in an oil well was incorrectly shown as a fixed asset instead of an intangible asset. Additionally, we did not record amortization on the intangible asset. We have rested our financial statements for the year ended August 31, 2011 to appropriately classify the investment in the oil well as an intangible asset and record amortization for the year then ended. The impacts on the financial statements for the year ended August 31, 2011 were:

	Originally Reported	Restated	Adjustment
Balance sheet
Total assets	$508,097	$492,597	$(15,500)
Accumulated deficit	(653,179)	(668,679)	(15,500)

Statement of operations
Amortization expense	-	15,500	15,500
Net loss	(422,784)	(438,284)	(15,500)

Statement of cash flows
Cash flows from operating activities	(111,310)	(111,310)	-
Cash flows from investing activities	(500,010)	(500,010)	-
Cash flows from financing activities	616,500	616,500	-

Note 10 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date of this filing, and determined there are no additional events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is its principal executive and chief financial officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period (August 31, 2012) covered by this Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's Chief Executive Officer & CFO, has concluded  the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-K were ineffective because of comments from the SEC that required additional disclosure and restatement of other disclosed information.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the period ended August 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting

PART III

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

	Position Held with the		Date First Elected
Name	Corporation	Age	/Appointed
Wayne Doss	CEO/CFO Director	59	August 10, 2009
Marcus Mueller	Director	45	April 12, 2010

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer and Chief Financial Officer and Director during the fiscal period ended August 31, 2012.

				Long-Term
Name and				Compensation Awards
Principal	Fiscal	Annual Compensation		Stock Options
Position	Year	Salary	Stock	Granted

Wayne A Doss	2012	$47,900	$3,000	--
CEO/CFO Director	2011	$43,050	--	--

Marcus Mueller	2012	--	--	--
Director	2011	--	--	--

On September 1, 2009 Wayne A. Doss CEO/CFO, was issued 3,000,000 shares of rule-144 restricted common stock for services.

Option Grants in 2011

No options were granted during 2012 or 2011.

Aggregated Option Exercises in 2012 and 2011 Year-End Option Values

No options were exercised by our Officers or Directors during 2012 or 2011.

Stock Incentive Plan - Awards in 2012

During 2011 or 2012, no shares, options or other rights were granted to any of our employees or Officers.

Director Compensation

No options were granted or payments made in compensation for services rendered to any Innocent directors.

*Based upon the issued and outstanding of 20,000,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at August 31, 2012, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of Class	Name of Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common	Wayne A. Doss CEO/CFO	3,000,000	15%
Common	Alliance Strategic	5,000,000	25%
Common	Bay Street Capital	3,800,000	19%
Common	Marcus Mueller, DIR.	110,000	5%

The percent of class is based on 20,000,000 shares of common stock issued and outstanding as of the date of this annual report.

The Company has no securities authorized for issuance under equity compensation plans.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended August 31, 2012:

The President of the Company provides management services to the Company. During the year ended August 31, 2012 management services of $47,900, (August 31, 2011 - $43,050) were charged to operations.

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

RELATED PARTY NOTE HOLDERS:

		5% HOLDER
NAME	LOAN AMOUNT	OFFICER/ DIRECTOR	SHAREHOLDER

Bay Street Capital Clients	115,000		YES

Bay Street Capital	10,000	YES

Ian Nuttall	315,000		YES

One Financial Corp	25,000		YES

Bay Street Capital Clients	200,000		YES

Marcus Mueller	8,500	YES

Dempssey and Company	48,895		YES

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

Dated:  December 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Innocent Inc.

/s/ Wayne A Doss

Wayne A Doss

CEO/CFO and Director

Dated:  December 28, 2012

/s/ Marcus Mueller

Marcus Mueller

Director

Dated:  December 28, 2012