Form 10-K/A
period 2012-08-31
Innocent, Inc.
filed 2013-10-22
CIK 1421865

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes      . No  X .

EXPLANATORY NOTE – The Registrant is amending this Form 10-K to revise certain disclosures and financial information. This Amended 10-K includes all parts and the parts which have been revised from the Registrant’s Form 10-K filed with the SEC on Feb 29, 2012 are highlighted below. There were changes made to the Financial Statements as noted below. We did introduce new information in the Notes to the Financial Statements and minor changes were made for the purpose of clarification. Except as set forth herein, there are no other changes to the disclosures in the Form 10-K for the fiscal year ended August 31, 2011 and August 31, 2012 previously filed with the SEC. During the year ended August 31, 2011, we acquired a working interest in an existing oil well. The working interest in the well was inappropriately reclassified as an intangible asset during the audit of our financial statements for the years ended August 31, 2012 and 2011. As part of this reclassification, we recorded amortization on a straight line basis over a ten year life. This asset is not an intangible asset and has not been placed in service.

The impact on our financial statements for the year ended August 31, 2011 was:

	Originally Reported	Restated	Adjustment
Balance sheet
Total assets	$492,597	$508,097	$15,500
Accumulated deficit	(668,679)	(653,179)	15,500

Statement of operations
Amortization expense	15,500	-	(15,500)
Net loss	(438,284)	(422,784)	15,500

Statement of cash flows
Cash used in operating activities	(111,310)	(111,310)	-
Cash used in investing activities	(500,010)	(500,010)	-
Cash flows from financing activities	616,500	616,500	-

The impact on our financial statements for the year ended August 31, 2012 was:

	Originally Reported	Restated	Adjustment
Balance sheet
Total assets	$183,394	$219,894	$36,500
Accumulated deficit	(1,152,094)	(1,115,594)	36,500

Statement of operations
Amortization expense	21,000	-	(21,000)
Net loss	(483,415)	(462,415)	21,000

Statement of cash flows
Cash used in operating activities	(35,443)	(35,443)	-
Cash used in investing activities	-	-	-
Cash flows from financing activities	37,250	37,250	-

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

•

risks related to our international operations;

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

	2012	2011	September 27, 2006 (Inception) to August 31, 2012
Revenue	$-	$-	$-
Operating Expenses	(384,078)	(364,410)	(976,648)
Other Expenses	(78,337)	(58,374)	(141,798)
Income from Discontinued Operations	-	-	2,852

Net Loss	$(462,415)	$(422,784)	$(1,115,594)

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

Operating Costs and Expenses

The major components of our expenses for the years ended August 31, 2012 and 2011, and for the period from September 27, 2006 (Inception) through August 31, 2012, are outlined in the table below:

	2012	2011	Inception
Operating expenses
Professional fees	59,035	50437	185,498
Travel and promotion	18,307	25,999	73,101
Bad debt/Amortization	290,010	250,000	628,354
Other general & admin	16,726	37,974	89,695
Total operating expenses	384,078	364,410	976,648

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

Working Capital

	2010	2011
Current Assets	$9,894	$8,087
Current Liabilities	1,288,488	1,114,276

Working Capital Deficiency	$(1,278,594)	$(1,106,189)

Cash Flow

	2012	2011	September 27, 2006 (Inception) to August 31, 2012
Cash used in Operating Activities	$(35,443)	$(111,310)	$(336,692)
Cash Used in Investing Activities	(00)	(500,010)	(750,010)
Cash Provided by Financing Activities	37,250	616,500	1,096,595

Net Change in Cash	$1,807	$5,180	$9,894

We had cash of $9,894, accounts receivable of $0, notes receivable of $0 and net of reserves of 628,354, accounts payable and accrued liabilities of $49,600 and loan payable of $1,238,888 of August 31, 2012. Further, we had cash of $8,087, accounts receivable of $0, accounts payable and accrued liabilities of $28,230 and a loan payable of $1,086,046 as of August 31, 2011.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $35,443 and $111,310 during the years ended August 31, 2012 and 2011 and $336,692 during the period of inception to August 31, 2011. Cash used in operating activities was funded by cash from financing activities.

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

Cash from Financing Activities

As of August 31, 2012, the Company has mostly funded its initial operations through the issuance of $1,288,488 in shareholder and other notes payable.

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

Going Concern

The audited financial statements for the years ended August 31, 2012 and 2011 with cumulative totals from inception, included in this annual report, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at August 31, 2012, our company has accumulated losses of $ (1,115,594) since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

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

/s/ Sam Kan & Company

Sam Kan & Company

December 14, 2012

Alameda, California

INNOCENT, INC.
(A Development Stage Company)
Balance Sheets

	August 31,
	2012	2011
ASSETS
Current assets
Cash	$9,894	$8,087
Total current assets	9,894	8,087

Equipment	210,000	210,000
Note receivable, long term, net of allowance	-	290,010

Total assets	$219,894	$508,097

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$200	$22,130
Notes payable	733,276	673,896
Related party payables	341,450	341,450
Interest payable	164,162	70,700
Accrued expenses and other liabilities	49,400	6,100
Total current liabilities	1,288,488	1,114,276

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized; 20,000,000 issued and outstanding	20,000	20,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(1,115,594)	(653,179)
Total stockholders' deficit	(1,068,594)	(606,179)

Total liabilities and stockholders' deficit	$219,894	$508,097

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statements of Operations

			September 27, 2006 (inception) to August 31, 2012

	Year ended August 31,
	2012	2011
Revenues	$-	$-	$-

Operating expenses
Professional fees	59,035	50,437	185,498
Travel and promotion	18,307	25,999	73,101
Bad debt	290,010	250,000	628,354
Other general & administrative	16,726	37,974	89,695
Total operating expenses	384,078	364,410	976,648

Loss from operations	(384,078)	(364,410)	(976,648)

Other income (expense)
Other income	15,128	7,340	22,468
Interest expense	(93,465)	(65,714)	(164,266)
Total other income (expense)	(78,337)	(58,374)	(141,798)

Loss from continuing operations	(462,415)	(422,784)	(1,118,446)

Income from discontinued operations	-	-	2,852

Net loss	$(462,415)	$(422,784)	$(1,115,594)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average shares outstanding	20,000,000	20,000,000

See accompanying notes to financial statements

INNOCENT, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
Cumulative from September 27, 2006 (Inception) to August 31, 2012

	Common Stock		Additional Paid in Capital	Shares Held in Escrow	Subscription Receivable	Accumulated Deficit
	Shares	Amount					Total
Balance, September 27, 2006 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock subscription, $0.001	4,000,000	4,000		-	(4,000)	-	-
Net loss, period ended August 31, 2007	-	-	-	-		(3,980)	(3,980)
Balance, August 31, 2007	4,000,000	4,000	-	-	(4,000)	(3,980)	(3,980)

Collection of subscription receivable	-	-	-	-	4,000	-	4,000
Common stock issued for cash	3,000,000	3,000	27,000	-	-	-	30,000
Net loss, year ended August 31, 2008	-	-	-	-		(58,947)	(58,947)
Balance, August 31, 2008	7,000,000	7,000	27,000	-	-	(62,927)	(28,927)

Net loss, year ended August 31, 2009	-	-	-	-	-	(27,886)	(27,886)
Balance, August 31, 2009	7,000,000	7,000	27,000	-	-	(90,813)	(56,813)

Common stock issued for conversion of debt	10,000,000	10,000	-	-	-	-	10,000
Common stock held in escrow	10,000,000	10,000	-	(10,000)	-	-	-
Common stock issued for services	3,000,000	3,000	-	-	-	-	3,000
Net loss, year ended August 31, 2010	-	-	-	-	-	(139,582)	(139,582)
Balance, August 31, 2010	30,000,000	30,000	27,000	(10,000)	-	(230,395)	(183,395)

Cancellation of shares held in escrow	(10,000,000)	(10,000)	-	10,000	-	-	-
Net loss, year ended August 31, 2011	-	-	-	-	-	(422,784)	(422,784)
Balance, August 31, 2011	20,000,000	20,000	27,000	-	-	(653,179)	(606,179)

Net loss, year ended August 31, 2012	-	-	-	-	-	(462,415)	(462,415)
Balance, August 31, 2012	20,000,000	$20,000	$27,000	$-	$-	$(1,115,594)	$(1,068,594)

See accompanying notes to financial statements.

INNOCENT, INC.
(A Development Stage Company)
Statements of Cash Flows
			September 27, 2006 (inception) to August 31, 2012

	Year ended August 31,
	2012	2011
Cash flows from operating activities
Net loss	$(462,415)	$(422,784)	$(1,115,594)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	3,000
Changes in operating assets and liabilities:
Allowance for doubtful accounts	290,010	250,000	540,010
Accounts payable	200	(7,340)	22,330
Interest payable	93,462	65,714	164,162
Accrued expenses and other liabilities	43,300	3,100	49,400
Cash provided by (used in) operating activities	(35,443)	(111,310)	(336,692)

Cash flows from investing activities
Purchase of fixed assets	-	(210,000)	(210,000)
Note receivable	-	(290,010)	(540,010)
Cash flows used in investing activities	-	(500,010)	(750,010)

Cash flows from financing activities
Proceeds from related party loan	-	339,450	367,137
Repayments of related party loan	-	-	(25,687)
Proceeds from notes payable	37,250	277,050	721,146
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	37,250	616,500	1,096,596

Net change in cash	1,807	5,180	9,894
Cash at beginning of period	8,087	2,907	-
Cash at end of period	$9,894	$8,087	$9,894

Supplemental disclosure of non-cash investing activities
Issuance of note payable in exchange for account payable	$22,130	$-	$22,130
Common shares issued for investment in gold mine	$-	$-	$-
Common shares issued for conversion of debt	$-	$-	$10,000
Acceptance of note payable for investment in gold mine	$-	$-	$1,500,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

INNOCENT, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2012 and 2011

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

INNOCENT, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2012 and 2011

Note 2 - Significant Accounting Policies (continued)

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

Note 3 – Restatement

During the year ended August 31, 2011, we acquired a working interest in an existing oil well. The working interest in the well was inappropriately reclassified as an intangible asset during the audit of our financial statements for the years ended August 31, 2012 and 2011. As part of this reclassification, we recorded amortization on a straight line basis over a ten year life. This asset is not an intangible asset and has not been placed in service. The impact on our financial statements for the year ended August 31, 2011 was:

	Originally Reported	Restated	Adjustment
Balance sheet
Total assets	$492,597	$508,097	$15,500
Accumulated deficit	(668,679)	(653,179)	15,500

Statement of operations
Amortization expense	15,500	-	(15,500)
Net loss	(438,284)	(422,784)	15,500

Statement of cash flows
Cash used in operating activities	(111,310)	(111,310)	-
Cash used in investing activities	(500,010)	(500,010)	-
Cash flows from financing activities	616,500	616,500	-

The impact on our financial statements for the year ended August 31, 2012 was:

	Originally Reported	Restated	Adjustment
Balance sheet
Total assets	$183,394	$219,894	$36,500
Accumulated deficit	(1,152,094)	(1,115,594)	36,500

Statement of operations
Amortization expense	21,000	-	(21,000)
Net loss	(483,415)	(462,415)	21,000

Statement of cash flows
Cash used in operating activities	(35,443)	(35,443)	-
Cash used in investing activities	-	-	-
Cash flows from financing activities	37,250	37,250	-

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

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period ended August 31, 2012.

Note 5 - Income Taxes

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

Changes in the net deferred tax assets consist of the following:

	2012	2011
Net operating loss carry forward	$462,415	$422,784
Valuation allowance	(462,415)	(422,784)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	2012	2011
Net operating loss carry forward	$161,845	$147,974
Valuation allowance	(161,845)	(147,974)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the period ended August 31, 2012.

The net federal operating loss carry forward will expire in 2031.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

INNOCENT, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2012

Note 6 - Related Party Transactions

The President of the Company provides management services to the Company. During the year ended August 31, 2012 management services of $46,000 were charged to operations.

The Company has also received loans from shareholders totaling $356,450 since inception to fund operations. As of August 31, 2012, the Company owed $339,450 of principal plus accrued interest of $50,155 at 6.75% per annum. As of August 31, 2011 the Company owed $341,450 of principal plus accrued interest of $71,316. The loans are unsecured and due on demand and as such are included in current liabilities.

Note 7 – Notes Payable

Since inception, the Company has received loans from unrelated parties totaling $743,276 including $59,380 received during the year ended August 31, 2012. The notes carry an annual interest rate of 10%, are due on demand and as such are included in current liabilities. There was $743,276 and $673,896 of principal and $114,006 and $43,519 of accrued interest due at August 31, 2012 and 2011 respectively.

Note 8 -Going concern

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

Note 9 – Note Receivable

The Company has advanced funds totaling $290,010 to Steele Resources with the intention of establishing a joint venture. The venture did not materialize and Steele Resources has agreed to return the funds to the Company. We have not received repayment as of August 31, 2012 and have established a full reserve against the balance as a result.

Note 10 – Equipment

In December 2010, the Company entered into an agreement granting it the right to use of an oil well in exchange for $150,000 and $60,000 in improvements to the well for a total investment of $210,000. The well has not yet been placed into service and as such, no depreciation has been recorded during the years ended August 31, 2011 or 2012.

Note 11 – Subsequent Events

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

Dated:  October 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Innocent Inc.

/s/ Wayne A Doss

Wayne A Doss

CEO/CFO and Director

Dated:  October 21, 2013

/s/ Marcus Mueller

Marcus Mueller

Director

Dated:  October 21, 2013