Form 10-Q
period 2012-11-30
Innocent, Inc.
filed 2013-10-22
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2012

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

As of October 10, 2013 there were 20,000,000 shares of common stock, par value $0.001, outstanding.

INNOCENT, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

November 30, 2012

Condensed Balance Sheets as of November 30, 2012 (unaudited) and August 31, 2012	4
Condensed Statement of Operations for the Three Months Ended November 30, 2012 and 2011 and the period of September 27, 2006 (Inception) to November 30, 2012(unaudited)	5
Statement of Cash Flows for the Three Months Ended November 30, 2012 and 2011 and the period of September 27, 2006 (Inception) to November 30, 2012(unaudited)	6
Notes to Condensed Financial Statements	7

INNOCENT, INC.
(A Development Stage Company)
Condensed Balance Sheets

	November 30, 2012	August 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$819	$9,894
Total current assets	819	9,894

Equipment	210,000	210,000

Total assets	$210,819	$219,894

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$-	$200
Notes payable (current portion)	738,276	733,276
Related party payables	591,950	341,450
Interest payable	188,196	164,162
Accrued expenses and other liabilities	63,000	49,400
Total current liabilities	1,581,422	1,288,488

Notes payable (non-current portion)	-	-
Total liabilities	1,581,422	1,288,488

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized; 20,000,000 issued and outstanding at November 30 and August 31, 2012	20,000	20,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(1,417,603)	(1,115,594)
Total stockholders' deficit	(1,370,603)	(1,068,594)

Total liabilities and stockholders' deficit	$210,819	$219,894

See accompanying notes to condensed financial statements

INNOCENT, INC.
(A Development Stage Company)
Condensed Statements of Operations (unaudited)

			September 27, 2006 (inception) to November 30, 2012

	Three months ended November 30,
	2012	2011
Revenues	$-	$-	$-

Operating expenses
Professional fees	17,300	36,480	202,798
Travel and promotion	6,945	3,692	80,046
Bad debt	250,000	-	878,354
Other general & administrative	3,729	3,993	93,427
Total operating expenses	277,974	44,165	1,254,625

Loss from operations	(277,974)	(44,165)	(1,254,625)

Other income (expense)
Other income	-	-	22,468
Interest expense	(24,035)	(23,187)	(188,298)
Total other income (expense)	(24,035)	(23,187)	(165,830)

Loss from continuing operations	(302,009)	(67,352)	(1,420,455)

Income from discontinued operations	-	-	2,852

Net loss	$(302,009)	$(67,352)	$(1,417,603)

Basic and diluted loss per common share	$(0.02)	$(0.00)

Weighted average shares outstanding	20,000,000	20,000,000

See accompanying notes to condensed financial statements

INNOCENT, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (unaudited)

			September 27, 2006 (inception) to November 30, 2012

	Three months ended November 30,
	2012	2011
Cash flows from operating activities
Net loss	$(302,009)	$(67,352)	$(1,417,603)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	3,000
Allowance for bad debt	250,000	-	790,010
Changes in operating assets and liabilities:
Accounts payable	(200)	200	22,130
Interest payable	24,034	23,187	188,196
Accrued expenses and other liabilities	13,600	31,300	63,000
Cash provided by (used in) operating activities	(14,575)	(12,665)	(351,267)

Cash flows from investing activities
Investment in fixed asset	-	-	(210,000)
Note receivable	(250,000)	-	(790,010)
Cash flows used in investing activities	(250,000)	-	(1,000,010)

Cash flows from financing activities
Proceeds from related party loan	250,500	-	617,637
Repayments of related party loan	-	-	(25,687)
Proceeds from notes payable	5,000	13,450	726,146
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	255,500	13,450	1,352,096

Net change in cash	(9,075)	785	819
Cash at beginning of period	9,894	8,087	-
Cash at end of period	$819	$8,872	$819

Supplemental disclosure of non-cash investing activities
Issuance of note for account payable	$-	$-	$22,130
Common shares issued for conversion of debt	$-	$-	$10,000
Acceptance of note payable for investment in gold mine	$-	$-	$1,500,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to condensed financial statements

INNOCENT, INC.

Notes to Condensed Financial Statements

November 30, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows November 30, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2012 audited financial statements.  The results of operations for the periods ended November 30, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3 - NOTES PAYABLE

From inception to November 30, 2012, the Company has secured loans from various non-related parties to fund operations, including $5,000 received during the three months ended November 30, 2012. While these loans were secured at various dates, they are each payable on demand and carry interest rates of 10% per annum. There was $738,276 and $733,276 in principal at November 30, 2012 and August 2012, respectively. Accrued interest due at November 30, 2012 and August 30, 2012 was $132,329 and $114,007, respectively.

NOTE4 - RELATED PARTY NOTES PAYABLE

The Company has secured loans from related parties totaling $617,637 to fund operations from inception to November 30, 2012. $25,687 of this amount has been repaid leaving a principal balance of $591,950 plus accrued interest of $55,867 due as of November 30, 2012. As of August 31, 2012 the principal balance was $341,450 and accrued interest balance was $50,155.

During the three months ended November 30, 2012, we received $250,000 from a related party as payment to our former joint venture partner Steele Resources. This payment, although made directly to Steele Resources, was on our behalf and as such recorded a receivable from Steele Resources consistent with prior period treatments of payments made to them. However, we do not anticipate this amount to be collectible from Steele Resources and it was written off as bad debt in the same period.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined there are no events to disclose.

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

On August 30, 2011 Innocent Inc. notified Steele Resources the company no longer felt that the capital committed and necessary for the JV Agreement could be secured by Innocent in a timely manner and Innocent Inc. felt it was in the best interest of the shareholders of both companies to terminate the agreement. The parties to the origina agreement terminated the agreement on Aug 31, 2011 in accordance with the terms and conditions that have been filed in an 8K regulatory filing.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three-month period ended November 30, 2012, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Three months ended Nov 30,
	2012	2011
Revenues	$-	$-

Operating expenses
Professional fees	17,300	36,480
Travel and promotion	6,945	3,692
Bad debt	250,010	-
Other general & administrative	3,729	3,993
Total operating expenses	277,974	44,165

Revenue

Our gross revenue for the three-month period ended Nov30, 2012, was $0, compared to $0 for the same period in fiscal 2012. Prior revenues and cost of sales have been included in income from discontinued operations.

	Three months ended Nov 30,		September 27, 2006 (inception) to Nov 30,
	2012	2011	2012
Revenues	$0	$0	0

Liquidity and Capital Resource

	Nov, 2012	August 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$819	$9,894
Note receivable, net of allowance	-	-
Total current assets	819	9,894

Fixed assets	210,000	210,000
Note receivable, long term, net of allowance	-	0

Total assets	$210,819	$219,894

Cash Flows

	three months ended Nov 30,		September 27, 2006 (inception) to Aug 31,
	2012	2012	2012

Cash provided by (used in) operating activities	(14,575)	(12,665)	(351,267)

Cash flows used in investing activities	(250,000)		(1,000,010)

Cash provided by financing activities	255,500	13,450	1,352,096

Cash at end of period	$819	$8.872	$819

We had cash of $819; accounts payable and accrued liabilities of $151,196, a note payable $738,276 and related party notes of $591950 and an accumulated shareholder deficit of ($1,370,603) as of Nov 30, 2012.

Cash Used In Operating Activities

Our cash balance of $819 as of Nov 30, 2012, has decreased by 9,075 during the three months ended as compared to Aug 31, 2012.

Going Concern

The audited financial statements for the year ended August 31, 2012, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated no revenue since inception, and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at Nov 30, 2012, our company has accumulated losses of $1,407,603 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2012,our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

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

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to secure sufficient funding from the sale of our common stock to fund our marketing plan and operations. At this time, we cannot provide investors with any assurance that we will be able to secure sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing and continue to be dependent upon related party/shareholder funding. The company plans to secure additional capital by the use of Notes Payable, Convertible Notes Payable, Private Placements, and partnerships and revenue sharing in future opportunities. This financing activity may lead to stock dilution and changes in control

Off-Balance Sheet Arrangements

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the  compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these l penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

Wayne A Doss

President and CEO/CFO/Director

October 21, 2012