Form 10-Q
period 2013-02-28
Innocent, Inc.
filed 2013-10-22
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2013

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

INNOCENT, INC.

(A Development Stage Company)

 FINANCIAL STATEMENTS

February 28, 2013

Condensed Balance Sheets as of February 28, 2013(unaudited) and August 31, 2012	4
Condensed Statement of Operations for the Three and Six Months Ended February 28, 2013 and February 29 2012 and the period of September 27, 2006 (Inception) to February 28, 2013 (unaudited)	5
Condensed Statement of Cash Flows for the Six Months Ended February 28, 2013 and February 29, 2012 and the period of September 27, 2006 (Inception) to February 28, 2013(unaudited)	6
Notes to Unaudited Condensed Financial Statements	7

INNOCENT, INC.
(A Development Stage Company)
Condensed Balance Sheets

	February 28, 2013	August 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$100	$9,894
Total current assets	100	9,894

Equipment	210,000	210,000

Total assets	$210,100	$219,894

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$200	$200
Notes payable (current portion)	746,276	733,276
Related party payables	591,950	341,450
Interest payable	212,204	164,162
Accrued expenses and other liabilities	82,400	49,400
Total current liabilities	1,633,030	1,288,488

Notes payable (non-current portion)	-	-
Total liabilities	1,633,030	1,288,488

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,000,000 issued and outstanding at February 28, 2013 and August 31, 2012	20,000	20,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(1,469,930)	(1,115,594)
Total stockholders' deficit	(1,422,930)	(1,068,594)

Total liabilities and stockholders' deficit	$210,100	$219,894

See accompanying notes to condensed financial statements

INNOCENT, INC.
(A Development Stage Company)
Condensed Statements of Operations (unaudited)

	Three months ended February 28, 2013	Three months ended February 29, 2012	Six months ended February 28, 2013	Six months ended February 29, 2012	September 27, 2006 (inception) to February 28, 2013

Revenues	$-	$-	$-	$-	$-

Operating expenses
Professional fees	19,952	7,300	37,252	43,780	222,750
Travel and promotion	4,392	7,905	11,337	11,597	84,438
Bad debt	-	-	250,000	-	878,354
Other general & administrative	3,975	6,560	7,704	10,552	97,402
Total operating expenses	28,319	21,765	306,293	65,929	1,282,944

Loss from operations	(28,319)	(21,765)	(306,293)	(65,929)	(1,282,944)

Other income (expense)
Other income	-	15,128	-	15,128	22,468
Interest expense	(24,008)	(22,339)	(48,043)	(45,526)	(212,306)
Total other income (expense)	(24,008)	(7,211)	(48,043)	(30,398)	(189,838)

Loss from continuing operations	(52,327)	(28,976)	(354,336)	(96,327)	(1,472,782)

Income from discontinued operations	-	-	-	-	2,852

Net loss	$(52,327)	$(28,976)	$(354,336)	$(96,327)	$(1,469,930)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

See accompanying notes to condensed financial statements

INNOCENT, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (unaudited)

	Six months ended February 28, 2013	Six months ended February 29, 2012	September 27, 2006 (inception) to February 28, 2013

Cash flows from operating activities
Net loss	$(354,336)	$(96,327)	$(1,469,930)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	3,000
Allowance for bad debt	250,000	-	790,010
Changes in operating assets and liabilities:
Accounts payable	-	(22,130)	22,330
Interest payable	48,042	45,525	212,204
Accrued expenses and other liabilities	33,000	33,200	82,400
Cash provided by (used in) operating activities	(23,294)	(39,732)	(359,986)

Cash flows from investing activities
Investment in fixed asset	-	-	(210,000)
Note receivable	(250,000)	-	(790,010)
Cash flows used in investing activities	(250,000)	-	(1,000,010)

Cash flows from financing activities
Proceeds from related party loan	250,500	-	617,637
Repayments of related party loan	-	-	(25,687)
Proceeds from notes payable	13,000	46,580	734,146
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	263,500	46,580	1,360,096

Net change in cash	(9,794)	6,848	100
Cash at beginning of period	9,894	8,087	-
Cash at end of period	$100	$14,935	$100

Supplemental disclosure of non-cash investing activities
Issuance of note for account payable	$-	$-	$22,130
Common shares issued for conversion of debt	$-	$-	$10,000
Acceptance of note payable for investment in gold mine	$-	$-	$1,500,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to condensed financial statements

INNOCENT, INC.

Notes to Unaudited Condensed Financial Statements

February 28, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows February 28, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2012 audited financial statements.  The results of operations for the periods ended February 28, 2013 are not necessarily indicative of the operating results for the full year.

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

From inception to February 28, 2013, the Company has secured loans from various non-related parties to fund operations, including $13,000 received during the six months ended February 28, 2013. While these loans were secured at various dates, they are each payable on demand and carry interest rates of 10% per annum. There was $746,276 in principal and $150,687 in accrued interest due at February 28, 2013.  As of August 31, 2012 the principal balance was $733,276 and accrued interest balance was $114,007.

NOTE 4 - RELATED PARTY NOTES PAYABLE

The Company has secured loans from related parties totaling $617,637 to fund operations from inception to February 28, 2013. $25,687 of this amount has been repaid leaving a principal balance of $591,950 plus accrued interest of $61,517 due as of February 28, 2013. As of August 31, 2012 the principal balance was $341,450 and accrued interest balance was $50,155.During the six months ended February 28, 2013, we received $250,000 from a related party as payment to our former joint venture partner Steele Resources. This payment, although made directly to Steele Resources, was on our behalf and as such recorded a receivable from Steele Resources consistent with prior period treatments of payments made to them. However, we do not anticipate this amount to be collectible from Steele Resources and it was written off as bad debt in the same period.

NOTE 5 – SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the six-month period ended February 28, 2013, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Three months ended Feb 28,		Six-months ended Feb 28
	2013	2012	2013	2012
Revenues	$-	$-	$-	-

Operating expenses
Professional fees	19,952	7,300	37,352	43,780
Travel and promotion	4,329	7,905	11,337	11,597
Bad debt		-	250,000
Other general & administrative	3,975	6,560	7,704	10,552
Total operating expenses	28,319	21,765	306,293	65,929

Revenue

Our gross revenue for the six-month period ended Feb 28, 2013, was $0, compared to $0 for the same period in fiscal 2012. Prior revenues and cost of sales have been included in income from discontinued operations.

	Three months ended Feb 28		Six months ended Feb 28		September 27, 2006 (inception) to Feb 28,
	2013	2012	2013	2012	2013
Revenues	$0	$0	$0	$0	0

Liquidity and Capital Resource

	Feb 28, 2013	August 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$100	$9,894
Note receivable, net of allowance	-	-
Total current assets	100	9,894

Fixed assets	210,000	210,000
Note receivable, long term, net of allowance	-	-

Total assets	$210,100	$219,894

Cash Flows

	six months ended Feb 28,		September 27, 2006 (inception) to Aug 31,
	2013	2012	2012

Cash provided by (used in) operating activities	(23,294)	(39,732)	(359,986)

Cash flows used in investing activities	(250,000)		(1,000,010)

Cash provided by financing activities	263,500	46,580	1,360,096

Cash at end of period	$100	$14,935	$100

We had cash of $100; accounts payable and accrued liabilities of $82,600, a note payable $746,276 and related party notes of $591,950 and an accumulated shareholder deficit of ($1,422,930); and accrued interest of $212,204 as of Feb 28, 2013.

Cash Used In Operating Activities

Our cash balance of $100 as of Feb 28, 2013, has decreased by 9,794 during the three months ended as compared to Aug 31, 2012.

Going Concern

The audited financial statements for the year ended August 31, 2012, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated no revenue since inception, and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at Feb 28, 2013, our company has accumulated losses of $1,422,930since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion.

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

The Company's Chief Executive Officer, who is its principal executive and chief financial officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period (Feb 28, 2013) covered by this Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's Chief Executive Officer & CFO, has concluded  the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-Q were ineffective because of comments from the SEC that required additional disclosure and restatement of other disclosed information.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended Feb 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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