Form 10-Q
period 2013-05-31
Innocent, Inc.
filed 2013-10-22
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2013

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

INNOCENT, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

May 31, 2013

Condensed Balance Sheets as of May 31, 2013 (unaudited) and August 31, 2012	4
Condensed Statement of Operations for the Three and Nine Months Ended May 31, 2013 and 2012 and the period of September 27, 2006 (Inception) to May 31, 2013 (unaudited)	5
Condensed Statement of Cash Flows for the Nine Months Ended May 31, 2013 and 2012 and the period of September 27, 2006 (Inception) to May 31, 2013 (unaudited)	6
Notes to Condensed Financial Statements	7

INNOCENT, INC.
(A Development Stage Company)
Condensed Balance Sheets

	May 31, 2013	August 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$117	$9,894
Total current assets	117	9,894

Equipment	210,000	210,000

Total assets	$210,117	$219,894

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$200	$200
Notes payable (current portion)	748,376	733,276
Related party payables	591,950	341,450
Interest payable	236,789	164,162
Accrued expenses and other liabilities	101,800	49,400
Total current liabilities	1,679,115	1,288,488

Notes payable (non-current portion)	-	-
Total liabilities	1,679,115	1,288,488

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,000,000 issued and outstanding at May 31, 2013 and August 31, 2012	20,000	20,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(1,515,998)	(1,115,594)
Total stockholders' deficit	(1,468,998)	(1,068,594)

Total liabilities and stockholders' deficit	$210,117	$219,894

See accompanying notes to condensed financial statements

INNOCENT, INC.
(A Development Stage Company)
Condensed Statements of Operations (unaudited)

					September 27, 2006 (inception) to May 31, 2013

	Three months ended May 31,		Nine months ended May 31,
	2013	2012	2013	2012
Revenues	$-	$-	$-	$-	$-

Operating expenses
Professional fees	17,600	4,055	54,852	47,835	240,350
Travel and promotion	1,581	2,829	12,918	14,426	86,019
Bad debt	-	290,010	250,000	290,010	878,354
Other general & administrative	2,304	3,524	10,008	14,076	99,706
Total operating expenses	21,485	300,418	327,778	366,347	1,304,429

Loss from operations	(21,485)	(300,418)	(327,778)	(366,347)	(1,304,429)

Other income (expense)
Other income	-	-	-	15,128	22,468
Interest expense	(24,583)	(23,935)	(72,626)	(69,461)	(236,889)
Total other income (expense)	(24,583)	(23,935)	(72,626)	(54,333)	(214,421)

Loss from continuing operations	(46,068)	(324,353)	(400,404)	(420,680)	(1,518,850)

Income from discontinued operations	-	-	-	-	2,852

Net loss	$(46,068)	$(324,353)	$(400,404)	$(420,680)	$(1,515,998)

Basic and diluted loss per common share	$(0.00)	$(0.02)	$(0.02)	$(0.02)

Weighted average shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

See accompanying notes to unaudited financial statements

INNOCENT, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (unaudited)

			September 27, 2006 (inception) to May 31, 2013

	Nine months ended May 31,
	2013	2012
Cash flows from operating activities
Net loss	$(400,404)	$(420,680)	$(1,515,998)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	3,000
Allowance for bad debt	250,000	290,010	790,010
Changes in operating assets and liabilities:
Accounts payable	-	(21,930)	22,330
Interest payable	72,627	69,460	236,789
Accrued expenses and other liabilities	52,400	32,300	101,800
Cash provided by (used in) operating activities	(25,377)	(50,840)	(362,069)

Cash flows from investing activities
Investment in fixed asset	-	-	(210,000)
Note receivable	(250,000)	-	(790,010)
Cash flows used in investing activities	(250,000)	-	(1,000,010)

Cash flows from financing activities
Proceeds from related party loan	250,500	-	617,637
Repayments of related party loan	-	-	(25,687)
Proceeds from notes payable	15,100	46,580	736,246
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	265,600	46,580	1,362,196

Net change in cash	(9,777)	(4,260)	117
Cash at beginning of period	9,894	8,087	-
Cash at end of period	$117	$3,827	$117

Supplemental disclosure of non-cash investing activities
Issuance of note for account payable	$-	$-	$22,130
Common shares issued for conversion of debt	$-	$-	$10,000
Acceptance of note payable for investment in gold mine	$-	$-	$1,500,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to condensed financial statements

INNOCENT, INC.

Notes to UnauditedCondensed Financial Statements

May 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows May 31, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2012 audited financial statements.  The results of operations for the periods ended May 31, 2013 are not necessarily indicative of the operating results for the full year.

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

From inception to May 31, 2013, the Company has secured loans from various non-related parties to fund operations, including $15,100 received during the nine months ended May 31, 2013. While these loans were secured at various dates, they are each payable on demand and carry interest rates of 10% per annum. There was $748,376 in principal and $169,497 in accrued interest due at May 31, 2013. As of August 31, 2012 the principal balance was $733,276 and accrued interest balance was $114,007.

NOTE 4 - RELATED PARTY NOTES PAYABLE

The Company has secured loans from related parties totaling $617,637 to fund operations from inception to May 31, 2013. $25,687 of this amount has been repaid leaving a principal balance of $591,950 plus accrued interest of $67,292 due as of May 31, 2013. As of August 31, 2012 the principal balance was $341,450 and accrued interest balance was $50,155.

During the nine months ended May 31, 2013, we received $250,000 from a related party as payment to our former joint venture partner Steele Resources. This payment, although made directly to Steele Resources, was on our behalf and as such recorded a receivable from Steele Resources consistent with prior period treatments of payments made to them. However, we do not anticipate this amount to be collectible from Steele Resources and it was written off as bad debt in the same period.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the six-month period ended May 31, 2013, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Three months ended May 31,		Nine-months ended May 31
	2013	2012	2013	2012
Revenues	$-	$-	$-	-

Operating expenses
Professional fees	17,600	4,055	54,852	47,835
Travel and promotion	1,581	2,829	12,918	14,426
Bad debt		290,010	250,000	290,010
Other general & administrative	2,304	3,524	10,008	14,076
Total operating expenses	21,485	300,418	327,778	366,347

Revenue

Our gross revenue for the six-month period ended May 31, 2013, was $0, compared to $0 for the same period in fiscal 2012. Prior revenues and cost of sales have been included in income from discontinued operations.

	Three months ended May 31		Nine months ended May 31		September 27, 2006 (inception) to
	2013	2012	2013	2012	May 31, 2013
Revenues	$0	$0	$0	$0	0

Liquidity and Capital Resource

	May 31, 2013	August 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash	$117	$9,894
Note receivable, net of allowance	-	-
Total current assets	117	9,894

Fixed assets	210,000	210,000
Note receivable, long term, net of allowance	-	0

Total assets	$219,117	$219,894

Cash Flows

	nine months ended May 31,		September 27, 2006 (inception) to Aug 31,
	2013	2012	2012

Cash provided by (used in) operating activities	(25,377)	(50,840)	(362,069)

Cash flows used in investing activities	(250,000)		(1,000,010)

Cash provided by financing activities	265,600	46,580	1,362,196

Cash at end of period	$117	$3,827	$117

We had cash of $117; accounts payable and accrued liabilities of $102,000, a note payable $748,376 and related party notes of $591,950 and an accumulated shareholder deficit of ($1,518,850); and accrued interest expense of $24,583 as of May 31, 2013.

Cash Used In Operating Activities

Our cash balance of $117 as of May 31, 2013, has decreased by 9,777 during the three months ended as compared to Aug 31, 2012.

Going Concern

The audited financial statements for the year ended August 31, 2012, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated no revenue since inception, and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at May 31, 2013, our company has accumulated losses of $1,518,850since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion.

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

The Company's Chief Executive Officer, who is its principal executive and chief financial officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period (May 31, 2013) covered by this Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's Chief Executive Officer & CFO, has concluded  the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-Q were ineffective because of comments from the SEC that required additional disclosure and restatement of other disclosed information.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE MAY BE ADVERSELY AFFECTED BY VALUE OF OUR PRODUCT GIVEN IT IS SET BY WORLD DEMAND AND BEYOND OUR CONTROL

We face risks of losses in inventory value given the nature of the valuation of precious metals. The value of such metals is determined by the demand for them on a global scale and is beyond our control. While we do not anticipate there to be a significant decrease in the value of precious metals, we cannot guarantee any such change in value

THERE IS SUBSTANTIAL UNCERTAINTY AS TO WHETHER WE WILL CONTINUE OPERATIONS.

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