Form 10-K
period 2013-08-31
Innocent, Inc.
filed 2014-04-08
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of August 31, 2013, there were 20,000,000 shares of common stock issued, par value $0.001, outstanding.

The aggregate market value of the voting and non-voting equity held by non-affiliates is 7,000,000 shares at .01 a share as of August 31, 2013 for a total market value of $700,000, and a total of 20,000,000 issued and outstanding  .

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

On May 31, 2012 Innocent Inc. and Steele Resources Inc., agreed and entered into an Amended Agreement to the August 30, 2011 Termination of Definitive Agreement file as 8K exhibit and in the 2012 10K.

Subsequent Events to the August 31, 2013 Financial Reporting

On 10/30/2013 Innocent Inc. and Ewing Oil Company LLC, a Colorado, Limited Liability Corporation whose principal place of business is located at P.O. Box 431, Burbank, California 91503 singed an asset purchase agreement. Ewing Oil Company is majority owned by Patrick Johnson, a current Director and COO of Innocent Inc. The agreement includes the sale, assignment, transfer, conveyance and deliver to Innocent Inc. free and clear of all liens, encumbrances, claims, clouds, charges; intellectual property, goodwill, materials, supplies, business records, and other proprietary assets in regard to Oil And Gas Leases (the “Leases”) located in Texas and Oklahoma. The purchase price of two hundred seventy three thousand five hundred dollars ($273,500) is payable by the issuance of a note payable with the annual interest rate of ten percent (10%). Innocent Inc. will seek the funding to complete the necessary drilling program and secure the leases. The agreement will include the following intellectual property and assets.

On 11/4/ 2013 the company received official communication that Marcus Mueller, was resigning as a Director of Innocent Inc. to pursue other interest. The Board of Directors then appointed Patrick Johnson to serve as a Director of Innocent Inc.

.

On 11/13/2013 the Board of Directors appointed Patrick Johnson (37), Chief Operating Officer (COO).

On 11/13/2013 Innocent Inc. signed an exploration agreement with Evergreen Petroleum of Dallas, TX.  Evergreen has over 150 years’ experience in the oil and gas  industry, and particular  with expertise in the state of Wyoming will be the General Manager of the Exploration Project including selection of areas to lease, drilling exploratory wells, drilling development wells, and producing oil and gas found. Evergreen has conducted and will continue to conduct both regional and local geological studies to define prospects that are worthy of acquiring oil and gas leases. Preliminary examinations of title to the minerals in these selected areas and the acquisition of said leases will be carried out for and on behalf of the Parties by Pacer Energy LLC (“Pacer”) of Gillette, Wyoming. The Operator of the drilling venture will be L & J Operating Inc. of Gillette, Wyoming, with the responsibility of obtaining the required bonds, preparation of the Joint Operating Agreement A.A.P.L. Form 610 – 1989. This team will be responsible for the selection of all contractors and suppliers, payment of all invoices, sale of produced oil, payment of Ad Valorem, Conservation, and Severance Taxes and payment to the Parties of their net income on a monthly basis. We will engage engineering and geological consultants as required. All the activities of the Operator shall be under the supervision of the parties to this agreement including daily and other interval reports.  Innocent Inc. will be responsible for the funding of this project, with the initial operating funds of twenty-five thousand dollars ($25,000) due in 30 days from the date of the agreement.

On 11/14/2013 the Board of Directors authorized the issuance of five million (5,000,000,000) shares of rule 144 restricted common stock at a price of .015 per share value paid by the company and issued to Patrick Johnson for accepting the COO position, service as a Director and his efforts to bring a new venture and funding to the company. This issuance represents ownership of 20% of the current authorized and outstanding shares (25,000,000) of Innocent Inc.

On 11/26/2013 the Board of Directors authorized the conversion of old debt into Innocent Inc. Free Trading Common Stock in the amount of thirty three thousand dollars ($33,000) to QuoteBrand at a conversion rate of $.03 cents per share for a total of one million one hundred thousand shares (1,100,000) of Innocent Inc. common stock. This conversion will reduce the QuoteBrand Note Payable, issued on February 15, 2011 for cash funds received by Innocent Inc. in the amount of three hundred fifteen thousand dollars ($315,000) with a current balance due of three hundred eighty seven thousand one hundred forty eight dollars ($387,148) as of May 31, 2013. The new funds received will be recorded as a new note payable with the same interest rate of 10%.

On 1/6/2014 the Board of Directors of Innocent Inc. met to review the notification from its auditor, Sam Kan and Company, concerning his issues with the SEC and that he was giving up his PCAOB certification license to perform public audits. The board discussed the work that had been performed by KLJ and Associates, LLP on the last three reporting when Sam Kan and Company, transferred the quarterly reviews to KLJ and Associates, LLP. The Board of Directors approved the following action; On January 6, 2014, the Board of Directors dismissed Sam Kan and Company, its independent registered public accounting firm. On the same date, January 6, 2014, the accounting firm of KLJ and Associates, LLP was engaged as the new independent registered public account firm

Compliance with Environmental Laws

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

THERE IS SUBSTANTIAL UNCERTAINTY AS TO WHETHER WE WILL CONTINUE OPERATIONS.

If we discontinue operations, you could lose your investment. Our auditors have discussed their uncertainty regarding our business operations in their audit report dated August 31, 2013. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2013.

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

Fiscal 2012	High	Low
First Quarter	$.13	$.08
Second Quarter	$.06	$.05
Third Quarter	$.05	$.04
Fourth Quarter	$.05	$.05

Fiscal 2013
First Quarter	$.01	$.01
Second Quarter	$.01	$.01
Third Quarter	$.01	$.01
Fourth Quarter	$.01	$.01

Our shares of common stock commenced quotation on the OTC Bulletin Board under the symbol INCT on June 3, 2008.

(b)

Holders of Common Stock:   Currently we have approximately 30 shareholders of record, and 20,000,000 shares issued and outstanding with an approximate float of 6,000,000 shares as of August 31, 2013. Because of our small shareholder base, our stock may not experience high volume trading in the near future. We anticipate more shareholders in the future, but cannot guarantee any such happening.

(c)

Dividends:  There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend

1.

we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution. We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

(d)

Securities Authorized for Issuance under Equity Compensation Plans:  There are no outstanding grants or rights or any equity compensation plan in place.

Recent Sales of Unregistered Securities

On 11/26/2013 the Board of Directors authorized the conversion of old debt into Innocent Inc. Free Trading Common Stock in the amount of thirty three thousand dollars ($33,000) to QuoteBrand at a conversion rate of $.03 cents per share for a total of one million one hundred thousand shares (1,100,000) of Innocent Inc. common stock. This conversion will reduce the QuoteBrand Note Payable, issued on February 15, 2011 for cash funds received by Innocent Inc. in the amount of three hundred fifteen thousand dollars ($315,000) with a current balance due of three hundred eighty seven thousand one hundred forty eight dollars ($387,148) as of May 31, 2013. The new funds received will be recorded as a new note payable with the same interest rate of 10%.

On 11/14/2013 the Board of Directors authorized the issuance of five million (5,000,000,000) shares of rule 144 restricted common stock at a price of .015 per share value paid by the company and issued to Patrick Johnson for accepting the COO position, service as a Director and his efforts to bring a new venture and funding to the company. This issuance represents ownership of 20% of the current authorized and outstanding shares (25,000,000) of Innocent Inc.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Current Business

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the years ended August 31, 2013 and 2012, and the period of September 27, 2006 (Inception) to August 31, 2013 and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	2013	2012	September 27, 2006 (Inception) to August 31, 2013
Revenue	$-	$-	$-
Operating Expenses	(348,368)	(384,078)	(1,325,019)
Other Expenses	(97,374)	(78,337)	(239,169)
Income from Discontinued Operations	-	-	2,852

Net Loss	$(445,742)	$(462,415)	$(1,561,336)

Revenue

Our gross revenue for the years ended August 31, 2013 and 2012 was $0 and $0 since is in the process of acquiring mining operations, but currently do not own or have interest in an operating property.

Operating Costs and Expenses

The major components of our expenses for the years ended August 31, 2013 and 2012, and for the period from September 27, 2006 (Inception) through August 31, 2013, are outlined in the table below:

	2013	2012	Inception
Operating expenses
Professional fees	$70,252	$59,035	$255,750
Travel and promotion	15,522	18,307	88,623
Bad debt/Amortization	250,000	290,010	878,354
Other general & admin	12,594	16,726	102,292
Total operating expenses	$348,368	$384,078	$1,325,019

Operating Expenses

The increase in our operating costs for the year ended August 31, 2013, compared to the year ended August 31, 2012, was due to the increase in reserve for bad debt expenses. All these increases are associated with the change in activities and related to implementation of our business plan.

Working Capital

	2013	2012
Current Assets	$11,667	$9,894
Current Liabilities	1,736,003	1,288,488

Working Capital Deficiency	$(1,724,336)	$(1,278,594)

Cash Flow

	2013	2012	September 27, 2006 (Inception) to August 31, 2013
Cash used in Operating Activities	$(33,917)	$(35,443)	$(370,609)
Cash Used in Investing Activities	(250,000)	(00)	(1,000,010)
Cash Provided by Financing Activities	285,690	37,250	1,382,286

Net Change in Cash	$1,773	$1,907	$11,667

We had cash of $11,667, accounts receivable of $0, notes receivable of $0 and net of reserves of 628,354, accounts payable and accrued liabilities of $114,050 and loan payable of $1,621,953 of August 31, 2013. Further, we had cash of $9,894, accounts receivable of $0, accounts payable and accrued liabilities of $49,600 and a loan payable of $1,238,887 as of August 31, 2012.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $33,917 and $35,443 during the years ended August 31, 2013 and 2012 and $370,609 during the period of inception to August 31, 2013. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

As of August 31, 2013, $1,000,010 cash was used or provided in investing activities and net of reserves. This cash was issued to Global Finishing Inc. for joint ownership of mining properties in Ecuador and Steele Resources Inc., for failed joint ventures due to the company inability to secure the balance of the funds necessary to complete these joint ventures. The investing funds are recorded as a Note Receivable due from Global Finishing Inc. and Steele Resources Inc. and fully reserved but the company will continue to monitor both situations and take appropriate action to collect if the opportunity arises.

Cash from Financing Activities

As of August 31, 2013, the Company has mostly funded its initial operations through the issuance of $1,724,336 in shareholder and other notes payable and interest expense.

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

Going Concern

The audited financial statements for the years ended August 31, 2013 and 2012 with cumulative totals from inception, included in this annual report, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at August 31, 2013, our company has accumulated losses of $ (1,561,336) since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 20113 our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

August 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Innocent, Inc.

We have audited the accompanying balance sheets of  Innocent, Inc. (a development stage company) (the “Company”) as of August 31, 2013 and 2012 , and the related statements of operations, stockholders’ equity, and cash flows for the years ended August 31, 2013and 2012  and the period September 27, 2006  (Inception) through August 31 2013. Innocent, Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of Innocent, Inc. as of August 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended August 31, 2013 and 2012 and the period September 27, 2006 (Inception) through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company is in the development stage, has not earned revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended August 31, 2013 and for the period September 27, 2006 through August 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

April 7, 2014

1660 South Highway 100

Suite 500

St. Louis Park, MN 55416

630.277.2330

INNOCENT, INC.
(A Development Stage Company)
Balance Sheets

	August 31,
	2013	2012
ASSETS
Current assets
Cash	$11,667	$9,894
Notes receivable, net of allowance $878,354	-	-
Total current assets	11,667	9,894

Oil and Natural Gas Property, Unproved (successful efforts method)	210,000	210,000

Total assets	$221,667	$219,894

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$-	$200
Notes payable (current portion)	768,466	733,276
Related party payables	591,950	341,450
Accrued interest	261,537	164,162
Accrued expenses and other liabilities	114,050	49,400
Total current liabilities	1,736,003	1,288,488

Notes payable (non-current portion)	-	-
Total liabilities	1,736,003	1,288,488

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,000,000 issued and outstanding at May 31, 2013 and August 31, 2012	20,000	20,000
Additional paid in capital	27,000	27,000
Deficit accumulated during the development stage	(1,561,336)	(1,115,594)
Total stockholders' deficit	(1,514,336)	(1,068,594)

Total liabilities and stockholders' deficit	$221,667	$219,894

See accompanying notes to financial statements.

INNOCENT, INC.
(A Development Stage Company)
Statements of Operations
			September 27, 2006 (inception) to August 31, 2013

	Year ended August 31,
	2013	2012
Revenues	$-	$-	$-

Operating expenses
Professional fees	70,252	59,035	255,750
Travel and promotion	15,522	18,307	88,623
Bad debt	250,000	290,010	878,354
Other general & administrative	12,594	16,726	102,292
Total operating expenses	348,368	384,078	1,325,019

Loss from operations	(348,368)	(384,078)	(1,325,019)

Other income (expense)
Other income	-	15,128	22,468
Interest expense	(97,374)	(93,465)	(261,637)
Total other income (expense)	(97,374)	(78,337)	(239,169)

Loss from continuing operations	(445,742)	(462,415)	(1,564,188)

Income from discontinued operations	-	-	2,852

Net loss	$(445,742)	$(462,415)	$(1,561,336)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average shares outstanding, basic and diluted	20,000,000	20,000,000

See accompanying notes to financial statements.

INNOCENT, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
Cumulative from September 27, 2006 (Inception) to August 31, 2010

	Common Stock		Additional Paid in Capital	Shares Held in Escrow	Subscription Receivable	Accumulated Deficit
	Shares	Amount					Total
Balance, September 27, 2006 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock subscription, $0.001	4,000,000	4,000		-	(4,000)	-	-
Net loss, period ended August 31, 2007	-	-	-	-		(3,980)	(3,980)
Balance, August 31, 2007	4,000,000	4,000	-	-	(4,000)	(3,980)	(3,980)

Collection of subscription receivable	-	-	-	-	4,000	-	4,000
Common stock issued for cash	3,000,000	3,000	27,000	-	-	-	30,000
Net loss, year ended August 31, 2008	-	-	-	-		(58,947)	(58,947)
Balance, August 31, 2008	7,000,000	7,000	27,000	-	-	(62,927)	(28,927)

Net loss, year ended August 31, 2009	-	-	-	-	-	(27,886)	(27,886)
Balance, August 31, 2009	7,000,000	7,000	27,000	-	-	(90,813)	(56,813)

Common stock issued for conversion of debt	10,000,000	10,000	-	-	-	-	10,000
Common stock held in escrow	10,000,000	10,000	-	(10,000)	-	-	-
Common stock issued for services	3,000,000	3,000	-	-	-	-	3,000
Net loss, year ended August 31, 2010	-	-	-	-	-	(139,582)	(139,582)
Balance, August 31, 2010	30,000,000	30,000	27,000	(10,000)	-	(230,395)	(183,395)

Cancellation of shares held in escrow	(10,000,000)	(10,000)	-	10,000	-	-	-
Net loss, year ended August 31, 2011	-	-	-	-	-	(422,784)	(422,784)
Balance, August 31, 2011	20,000,000	20,000	27,000	-	-	(653,179)	(606,179)

Net loss, year ended August 31, 2012	-	-	-	-	-	(462,415)	(462,415)
Balance, August 31, 2012	20,000,000	20,000	27,000	-	-	(1,115,594)	(1,068,594)

Net loss, year ended August 31, 2013	-	-	-	-	-	(445,742)	(445,742)
Balance, August 31, 2013	20,000,000	$20,000	$27,000	$-	$-	$(1,561,336)	$(1,514,336)

See accompanying notes to financial statements.

INNOCENT, INC.
(A Development Stage Company)
Statements of Cash Flows
			September 27, 2006 (inception) to August 31, 2013

	Year ended August 31,
	2013	2012
Cash flows from operating activities
Net loss	$(445,742)	$(462,415)	$(1,561,336)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	3,000
Bad debt expense	250,000	290,010	790,010
Changes in operating assets and liabilities:
Accounts payable	(200)	200	22,130
Interest payable	97,375	93,462	261,537
Accrued expenses and other liabilities	64,650	43,300	114,050
Cash provided by (used in) operating activities	(33,917)	(35,443)	(370,609)

Cash flows from investing activities
Investment in oil and natural gas property	-	-	(210,000)
Note receivable	(250,000)	-	(790,010)
Cash flows used in investing activities	(250,000)	-	(1,000,010)

Cash flows from financing activities
Proceeds from related party loan	250,500	-	617,637
Repayments of related party loan	-	-	(25,687)
Proceeds from notes payable	35,190	37,250	756,336
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	285,690	37,250	1,382,286

Net change in cash	1,773	1,807	11,667
Cash at beginning of period	9,894	8,087	-
Cash at end of period	$11,667	$9,894	$11,667

Supplemental disclosure of non-cash investing activities
Issuance of note for account payable	$-	$-	$22,130
Common shares issued for conversion of debt	$-	$-	$10,000
Allowance for bad debt	$-	$-	$540,010
Acceptance of note payable for investment in gold mine	$-	$-	$1,500,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

INNOCENT, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2013 and 2012

Note 1 - Nature of Business

The Company was incorporated in the State of Nevada, United States of America on September 27, 2006 and its fiscal year end is August 31. The Company was engaged in sales of new food products produced or developed by North American companies to foreign markets and discontinued that business in August 2009. The Company currently operates in the oil and gas industry, focused on the exploration for and development of oil and gas properties. The Company has no operations or realized revenues from its planned principal business purpose, and in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 "Development Stage Entities" presents its financial information as a Development Stage Company.

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

Oil and Gas Property

The Company applies the successful efforts method of accounting for oil and gas properties. When incurred, exploration costs such as exploratory geological and geophysical costs, delay rentals, and exploration overhead will be charged against earnings as incurred. If an exploratory well provides evidence to justify potential completion as a producing well, drilling costs associated with the well will be initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. Acquisition costs of unproved properties are periodically assessed for impairment and will be transferred to proved oil and gas properties to the extent the costs are ultimately associated with successful exploration activities. Any significant undeveloped leases will be assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated.

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

August 31, 2013 and 2012

Note 2 - Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable,  accounts payable, notes payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2013.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at August 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended August 31, 2013 or 2012.

Depreciation, Depletion, and Amortization

Upon beginning exploratory activities, costs of drilling and equipping successful wells, costs to construct or acquire facilities, associated asset retirement costs, and capital lease assets used in oil and gas activities will be depreciated using the unit-of-production (UOP) method based on total estimated proved developed oil and gas reserves. Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved properties and associated asset retirement costs, will be depleted using the UOP method based on total estimated proved developed and undeveloped reserves. Mineral properties will also deplete using the UOP method. All other properties are stated at historical acquisition cost, net of impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 3 to 15 years for furniture and equipment, up to 40 years for buildings, and up to 47 years for gathering facilities.

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

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123, which prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities.

INNOCENT, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2013 and 2012

Note 2 - Significant Accounting Policies (continued)

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

Revenue recognition

The Company recognizes revenue when services are rendered on the accrual basis of accounting in accordance with generally accepted accounting principles in ASC 605. The Company does not recognize revenue until all four of the following criteria are met: (1) Persuasive evidence of an arrangement exists, (2) Services have been rendered, (3) The seller’s price to the buyer is fixed and (4) Collectability is reasonably assured. We have not yet recognized revenue since inception on September 27, 2006.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and determined there are none having a material effect on the Company’s financial statements.

Note 3 - Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  The Company has accumulated deficit since inception of $1,561,336.We have negative working capital of $1,724,336   as of August 31, 2013. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

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

INNOCENT, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2013 and 2012

Note 4 - Stockholders' Equity (continued)

During the year ended August 31, 2010 the Company also issued 3,000,000 shares of its common stock to its president for consideration of services provided. These shares were valued at $.001 per share for total consideration of $3,000. Further during the year ended August 31, 2010, the Company issued 10,000,000 shares valued at $.001 for the conversion of a $10,000 note payable. Also during the year ended August 31, 2011 the Company issued 10,000,000 shares of its common stock which were held in escrow pending the close of a share exchange. These shares were rescinded during the three months ended November 30, 2010.

From inception to August 31, 2013 the Company has not granted any stock options.

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

Changes in the net deferred tax assets consist of the following:

	2013	2012
Net operating loss carry forward	$445,742	$462,415
Valuation allowance	(445,742)	(462,415)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	2013	2012
Net operating loss carry forward	$156,010	$161,845
Valuation allowance	(156,010)	(161,845)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the years ended August 31, 2013 or 2012.

The net federal operating loss carry forward will expire in 2031.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 6 - Related Party Transactions

The President of the Company provides management services to the Company. During the years ended August 31, 2013 and 2012 management services of $60,000 and $46,000 were charged to operations as professional fees

The Company has also received loans from shareholders totaling $591,950 since inception to fund operations which carry an interest rate of 6.75% per annum. As of August 31, 2013 and 2012, the Company owed $591,950 and $339,450 of principal plus accrued interest of $73,068 and $50,155. The loans are unsecured and due on demand and as such are included in current liabilities.

INNOCENT, INC.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2013 and 2012

Note 7– Notes Payable

Since inception, the Company has received loans from unrelated parties totaling $768,466 including $35,190 received during the year ended August 31, 2013. The notes carry an annual interest rate of 10%, are due on demand and as such are included in current liabilities. There was $768,466 and $733,276 of principal and $188,469 and $114,006 of accrued interest due at August 31, 2013 and 2012.

Note 8– Note Receivable

The Company has advanced funds totaling $540,010 to Steele Resources with the intention of establishing a joint venture. The venture did not materialize and Steele Resources has agreed to return the funds to the Company. We have not received repayment as of August 31, 2013 and have established a full reserve against the balance as a result.

The Company has advanced funds totaling $338,344 to Global Finishing with the intention of establishing a joint venture. The venture did not materialize. We have not received repayment as of August 31, 2013 and have established a full reserve against the balance as a result.

Note 9 – Oil and Natural Gas Property

In December 2010, the Company entered into an agreement granting it the working interest in a currently non-operating oil well in exchange for $150,000 and $60,000 in improvements to the well for a total investment of $210,000. The reserves related to this property are unproved; as such the entire $210,000 is not subject to depreciation.  This asset is periodically analyzed by management for impairment.

Note 10 – Subsequent Events

On 10/30/2013 Innocent Inc. entered into an asset purchase agreement with an entity that is majority owned by our now current COO and Director, Patrick Johnson.  The agreement includes the sale of certain oil and gas properties located in Texas and Oklahoma to Innocent, Inc. for a $273,500 note payable by with the annual interest rate of ten percent (10%) and a term of 2 years.

On 11/4/ 2013 the company received official communication that Marcus Mueller, was resigning as a Director of Innocent Inc. to pursue other interests. The Board of Directors then appointed Patrick Johnson to serve as a Director of Innocent Inc.

On 11/13/2013 the Board of Directors appointed Patrick Johnson (37), Chief Operating Officer (COO).

On 11/13/2013 Innocent Inc. signed an exploration agreement with Evergreen Petroleum of Dallas, TX to potentially acquire and if feasible place into production oil and gas leases in Wyoming and South Dakota.  Under the terms of this arrangement, Innocent, Inc. will have a 75% interest in the Exploration Project and be responsible for all working capital needs, including an initial cash contribution of $25,000 due in 30 days from the date of this agreement. Evergreen, who has over 150 years’ experience in the oil and gas  industry, will be the General Manager of the Exploration Project including selection of areas to lease, drilling exploratory wells, drilling development wells, and producing oil and gas found.

On 11/14/2013 the Board of Directors authorized the issuance of five million (5,000,000,000) shares of rule 144 restricted common stock valued at a price of .015 per share paid by the company and issued to Patrick Johnson for accepting the COO position, his service as a Director and his efforts to bring a new venture and funding to the company. This issuance represents ownership of approximately 20% of the current authorized and outstanding shares of the Company.

On 11/26/2013 the Board of Directors authorized the conversion of $33,000 of debt at a conversion rate of $.03 cents per share for a total of one million one hundred thousand shares (1,100,000) of Innocent Inc. common stock.

On January 6, 2014, the Board of Directors dismissed Sam Kan and Company, its independent registered public accounting firm. On the same date, January 6, 2014, the accounting firm of KLJ and Associates, LLP was engaged as the new independent registered public account firm.

The Company has evaluated subsequent events from the balance sheet date through the date of this filing, and determined there are no additional events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

(a)

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is its principal executive and chief financial officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period (August 31, 2013) covered by this Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's Chief Executive Officer & CFO, has concluded  the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-K were ineffective because of comments from the SEC that required additional disclosure and restatement of other disclosed information.

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

(b)

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer/ Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer/ Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

(c)

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the period ended August 31, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting

PART III

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

	Position Held with the		Date First Elected
Name	Corporation	Age	/Appointed
Wayne Doss	CEO/CFO Director	60	August 10, 2009
Marcus Mueller	Director	46	April 12, 2010

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Wayne Doss, age 60, is appointed the President, CEO, Secretary, and Director of the Company. Mr. Doss has served as CFO and CEO for over 25 years in both Public and Private Companies. Mr. Doss served as CEO of Keller Industries for 9 years, a $250,000,000 Building Products Company with 4,000 employees. Over the past 5 years Mr. Doss has consulted and served various capacities assisting small public companies with start-ups, interim officer positions, accounting issues and regulatory filings. Mr. Doss is a graduate from the University of Maryland with Degrees in accounting and business management.

Marcus Mueller, 46 began international trading of various steel, building and other products into Germany from Korea, France and China. In 1998 he joined Klockner & Co. Group, recognized as the largest independent steel and metal distributor by turnover worldwide. As VP Trade and Finance in Canada, he was responsible for international sales & purchases (various products) and all associated contractual, financial, logistics and taxation requirements. In 2005 he established Trading House Worldwide Corp., which provides consulting services to the steel & iron ore industry as well as international trading in steel from Asia, Egypt and Europe into NAFTA, as well as raw material and metal scrap trading in international markets. Consulting services include negotiating off-take agreements for iron ore, carbonites such as coking coal, thermal coal and graphite, limestone and a variety of other products.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer and Chief Financial Officer and Director during the fiscal period ended August 31, 2013.

Name and Principal Position	Fiscal Year	Annual Compensation		Long Term Compensation Awards Stock Options Granted
		Salary	Stock

Wayne A Doss	2012	$47,900	$30,000	$-
CEO/CFO	2013	$60,000	$-	$-
Director

Marcus Mueller	2012	$-	$-	$-
Director	2013	$-	$-	$-

On September 1, 2009 Wayne A. Doss CEO/CFO, was issued 3,000,000 shares of rule-144 restricted common stock for services.

Option Grants in 2013

No options were granted during 2013 or 2012.

Aggregated Option Exercises in 2013 and 2012 Year-End Option Values

No options were exercised by our Officers or Directors during 2013 or 2012.

Stock Incentive Plan - Awards in 2013

During 2013 or 2012, no shares, options or other rights were granted to any of our employees or Officers.

Director Compensation

No options were granted or payments made in compensation for services rendered to any Innocent directors.

*Based upon the issued and outstanding of 20,000,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at August 31, 2013, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended August 31, 2013:

The President of the Company provides management services to the Company. During the year ended August 31, 2013 accrued management services of $60,000 were charged to operations.

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

RELATED PARTY NOTE HOLDERS:

	LOAN	5% HOLDER OR
NAME	AMOUNT	OFFICER/ DIRECTOR	SHAREHOLDER

NOTE 1	300,000		YES

NOTE 2	22,300	YES

NOTE 3	315,000	YES	YES

NOTE 4	250,000		YES

NOTE 5	145,090		YES

NOTE 6	150,000		YES

NOTE 7	48,895		YES

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

Dated:  April 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Innocent Inc.

/s/ Wayne A Doss

Wayne A Doss

CEO/CFO and Director

Dated:  April 7, 2014

/s/ Patrick Johnson

Patrick Johnson

COO/Director

Dated:  April 7, 2014