Form 10-Q
period 2013-11-30
Innocent, Inc.
filed 2014-04-09
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2013

.      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ to __________

Commission File Number  333-150061

INNOCENT INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0585268
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3280 Suntree Blvd, Suite 150 Melbourne, FL. 32940
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: 954 769 0040

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

As of March 28, 2014 there were 26,100,000 shares of common stock, par value $0.001, outstanding.

INNOCENT, INC.

(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

November 30, 2013

Condensed Balance Sheets as of November 30, 2013 (Unaudited) and August 31, 2013	4

Condensed Statement of Operations for the Three Months Ended November 30, 2013 and 2012 and the period of September 27, 2006 (Inception) to November 30, 2013 (Unaudited)	5

Condensed Statement of Cash Flows for the Three Months Ended November 30, 2013 and 2012 and the period of September 27, 2006 (Inception) to November 30, 2013 (Unaudited)	6

Notes to Unaudited Condensed Financial Statements	7

INNOCENT, INC.
(A Development Stage Company)
Condensed Balance Sheets

	November 30, 2013	August 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$8,837	$11,667
Notes receivable, net of allowance $878,354	-	-
Total current assets	8,837	11,667

Oil and Natural Gas Property, Unproved (successful efforts method)	210,000	210,000

Total assets	$218,837	$221,667

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable (current portion)	$747,557	$768,466
Related party payables	865,450	591,950
Interest payable	288,684	261,537
Accrued expenses and other liabilities	123,550	114,050
Total current liabilities	2,025,241	1,736,003

Notes payable (non-current portion)	-	-
Total liabilities	2,025,241	1,736,003

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 26,100,000 and 20,000,000 issued and outstanding at November 30, 2013 and August 31, 2013	26,100	20,000
Additional paid in capital	128,900	27,000
Deficit accumulated during the development stage	(1,961,404)	(1,561,336)
Total stockholders' deficit	(1,806,404)	(1,514,336)

Total liabilities and stockholders' deficit	$218,837	$221,667

See accompanying notes to unaudited condensed financial statements

INNOCENT, INC.
(A Development Stage Company)
Condensed Statements of Operations (unaudited)

			September 27, 2006 (inception) to November 30, 2013

	Three months ended November 30,
	2013	2012
Revenues	$-	$-	$-

Operating expenses
Exploration Expenses	273,500	-	273,500
Professional fees	87,549	17,300	343,299
Travel and promotion	7,920	6,945	96,543
Bad debt	-	250,000	878,354
Other general and administrative	3,952	3,729	106,244
Total operating expenses	372,921	277,974	1,697,940

Loss from operations	(372,921)	(277,974)	(1,697,940)

Other income (expense)
Other income	-	-	22,468
Interest expense	(27,147)	(24,035)	(288,784)
Total other income (expense)	(27,147)	(24,035)	(266,316)

Loss from continuing operations	(400,068)	(302,009)	(1,964,256)

Income from discontinued operations	-	-	2,852

Net loss	$(400,068)	$(302,009)	$(1,961,404)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average shares outstanding	21,489,011	20,000,000

See accompanying notes to unaudited condensed financial statements

INNOCENT, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (unaudited)

			September 27, 2006 (inception) to November 30, 2013

	Three months ended November 30,
	2013	2012
Cash flows from operating activities
Net loss	$(400,068)	$(302,009)	$(1,961,404)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	75,000	-	78,000
Allowance for bad debt	-	250,000	790,010
Changes in operating assets and liabilities:
Accounts payable	-	(200)	22,130
Interest payable	27,147	24,034	288,684
Accrued expenses and other liabilities	9,500	13,600	123,550
Cash provided by (used in) operating activities	(288,421)	(14,575)	(659,030)

Cash flows from investing activities
Investment in intangible asset	-	-	(210,000)
Note receivable	-	(250,000)	(790,010)
Cash flows used in investing activities	-	(250,000)	(1,000,010)

Cash flows from financing activities
Proceeds from related party loan	273,500	250,500	891,137
Repayments of related party loan	-	-	(25,687)
Proceeds from notes payable	12,091	5,000	768,427
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	285,591	255,500	1,667,877

Net change in cash	(2,830)	(9,075)	8,837
Cash at beginning of period	11,667	9,894	-
Cash at end of period	$8,837	$819	$8,837

Supplemental disclosure of non-cash investing activities
Issuance of note for account payable	$-	$-	$22,130
Common shares issued for conversion of debt	$-	$-	$10,000
Allowance for bad debt	$-	$-	$790,010
Acceptance of note payable for investment in intangible assets	$-	$-	$1,500,500
Conversion of note payable to common stock	$33,000	$-	$33,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements

INNOCENT, INC.

Notes to Unaudited Condensed Financial Statements

November 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended November 30, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2013 audited financial statements.  The results of operations for the period ended November 30, 2013 are not necessarily indicative of the operating results for the full year.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3 - OIL AND GAS PROPERTY

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

NOTE 4 - NOTES PAYABLE

From inception to November 30, 2013, the Company has secured loans from various non-related parties to fund operations, including $12,091 received during the three months ended November 30, 2013. While these loans were secured at various dates, they are each payable on demand and carry interest rates of 10% per annum. There was $747,557 in principal and $207,581 in accrued interest due at November 30, 2013.

NOTE 5 – EQUITY

On 11/14/2013 the Board of Directors authorized the issuance of five million (5,000,000) shares of rule 144 restricted common stock valued at a price of .015 per share paid by the company and issued to Patrick Johnson for accepting the COO position, his service as a Director and his efforts to bring a new venture and funding to the company. This issuance represents ownership of approximately 20% of the current authorized and outstanding shares of the Company.

On 11/26/2013 the Board of Directors authorized the conversion of $33,000 of debt at a conversion rate of $.03 cents per share for a total of one million one hundred thousand shares (1,100,000) of Innocent Inc. common stock.

NOTE 6 - RELATED PARTY NOTES PAYABLE

The Company has secured loans from related parties totaling $617,637 to fund operations from inception to November 30, 2013 and $273,500 used for exploratory costs. $25,687 of this amount has been repaid leaving a principal balance of $865,450 plus accrued interest of $81,103 due as of November 30, 2013.

During the three months ended November 30, 2013 the Company entered into a note payable of $273,500 which was used Exploratory purposes and has been expensed during the period The note bears  interest at 10% per annum.

NOTE 7 – SUBSEQUENT EVENTS

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

On May 31, 2012 Innocent Inc. and Steele Resources Inc., agreed and entered into an Amended Agreement to the August 30, 2011 Termination of Definitive Agreement. The detailed agreement is filed as an 8K event.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three-month period ended November 30, 2013, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Three months ended Nov 30,
	2013		2012
Revenues	$-		$-

Operating expenses
Exploration	273,500		-
Professional fees	87,549		17,300
Travel and promotion	7,920		6,945
Bad debt		-	250,010
Other general & administrative	3,952		3,729
Total operating expenses	$372,921		$277,974

Revenue

Our gross revenue for the three-month period ended Nov30, 2013, was $0, compared to $0 for the same period in fiscal 2012. Prior revenues and cost of sales have been included in income from discontinued operations.

	Three months ended Nov 30,
	2013	2012
Revenues	$0	$0

Liquidity and Capital Resource

	2013	2012
ASSETS
Current assets
Cash	8,837	11,667
Note receivable, net of allowance	-
Total current assets	8,837	11,667

Oil & Natural Gas Property	210,000	210,000
Note receivable, long term, net of allowance	-	0

Total assets	218,837	221,667

Cash Flows

	Three months ended Nov 30,
	2013	2012

Cash provided by (used in) operating activities	$(288,421)	$(14,575)

Cash flows used in investing activities	-	(250,000)

Cash provided by financing activities	285,591	255,500

Cash at end of period	$8,837	$819

We had cash of $ 8,837; accounts payable and accrued liabilities of $123,550, a note payable $747,557and related party notes of $865,450, interest expense of $288,684, and an accumulated shareholder deficit of (1,961,404) as of Nov 30, 2013.

Cash Used In Operating Activities

Our cash balance of $8,837 as of Nov 30, 2012, has decreased by $ 2,830 during the three months ended as compared to $ 11,667 Aug 31, 2013.

Going Concern

The audited financial statements for the year ended August 31, 2013, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated no revenue since inception, and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at November 30, 2013, our company has accumulated losses of $1,518,850since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended Nov 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

April 9, 2014