Form 10-Q/A
period 2013-11-30
Innocent, Inc.
filed 2014-05-20
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A

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

As of May 14, 2014 there were 26,100,000 shares of common stock, par value $0.001, outstanding.

INNOCENT, INC.

(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

November 30, 2013

Condensed Balance Sheets as of November 30, 2013 (Unaudited) and August 31, 2013	4

Condensed Statement of Operations for the Three Months Ended November 30, 2013 and 2012 and the period of September 27, 2006 (Inception) to November 30, 2013 (Unaudited)	5

Condensed Statement of Cash Flows for the Three Months Ended November 30, 2013 and 2012 and the period of September 27, 2006 (Inception) to November 30, 2013 (Unaudited)	6

Notes to Unaudited Condensed Financial Statements	7

INNOCENT, INC.
(A Development Stage Company)
Condensed Balance Sheets

	November 30, 2013	August 31, 2013
	(restated) (Unaudited)
ASSETS
Current assets
Cash	$8,837	$11,667
Notes receivable, net of allowance $878,354	-	-
Total current assets	8,837	11,667

Oil and Natural Gas Property, Unproved (successful efforts method)	210,000	210,000

Total assets	$218,837	$221,667

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable (current portion)	$747,557	$768,466
Related party payables	865,450	591,950
Interest payable	288,684	261,537
Accrued expenses and other liabilities	123,550	114,050
Total current liabilities	2,025,241	1,736,003

Notes payable (non-current portion)	-	-
Total liabilities	2,025,241	1,736,003

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 26,100,000 and 20,000,000 issued and outstanding at November 30, 2013 and August 31, 2013	26,100	20,000
Additional paid in capital	347,900	27,000
Deficit accumulated during the development stage	(2,180,404)	(1,561,336)
Total stockholders' deficit	(1,806,404)	(1,514,336)

Total liabilities and stockholders' deficit	$218,837	$221,667

See accompanying notes to unaudited condensed financial statements

INNOCENT, INC.
(A Development Stage Company)
Condensed Statements of Operations (unaudited) (restated)

			September 27, 2006 (inception) to November 30, 2013

	Three months ended November 30,
	2013	2012
Revenues	$-	$-	$-

Operating expenses
Exploration Expenses	273,500	-	273,500
Professional fees	262,549	17,300	518,299
Travel and promotion	7,920	6,945	96,543
Bad debt	-	250,000	878,354
Other general and administrative	3,952	3,729	106,244
Total operating expenses	547,921	277,974	1,872,940

Loss from operations	(547,921)	(277,974)	(1,872,940)

Other income (expense)
Other income	-	-	22,468
Extinguishment of debt	(44,000)	-	(44,000)
Interest expense	(27,147)	(24,035)	(288,784)
Total other income (expense)	(71,147)	(24,035)	(310,316)

Loss from continuing operations	(619,068)	(302,009)	(2,183,256)

Income from discontinued operations	-	-	2,852

Net loss	$(619,068)	$(302,009)	$(2,180,404)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average shares outstanding	21,489,011	20,000,000

See accompanying notes to unaudited condensed financial statements

INNOCENT, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (unaudited) (restated)

			September 27, 2006 (inception) to November 30, 2013

	Three months ended November 30,
	2013 (restated)	2012
Cash flows from operating activities
Net loss	$(619,068)	$(302,009)	$(2,180,404)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	250,000	-	253,000
Allowance for bad debt	-	250,000	790,010
Extinguishment of debt	44,000	-	44,000
Changes in operating assets and liabilities:
Accounts payable	-	(200)	22,130
Interest payable	27,147	24,034	288,684
Accrued expenses and other liabilities	9,500	13,600	123,550
Cash provided by (used in) operating activities	(288,421)	(14,575)	(659,030)

Cash flows from investing activities
Investment in intangible asset	-	-	(210,000)
Note receivable	-	(250,000)	(790,010)
Cash flows used in investing activities	-	(250,000)	(1,000,010)

Cash flows from financing activities
Proceeds from related party loan	273,500	250,500	891,137
Repayments of related party loan	-	-	(25,687)
Proceeds from notes payable	12,091	5,000	768,427
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	285,591	255,500	1,667,877

Net change in cash	(2,830)	(9,075)	8,837
Cash at beginning of period	11,667	9,894	-
Cash at end of period	$8,837	$819	$8,837

Supplemental disclosure of non-cash investing activities
Issuance of note for account payable	$-	$-	$22,130
Common shares issued for conversion of debt	$-	$-	$10,000
Allowance for bad debt	$-	$-	$790,010
Acceptance of note payable for investment in intangible assets	$-	$-	$1,500,500
Conversion of note payable to common stock	$33,000	$-	$33,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

We are restating our interim financial statements for the three months ended November 30, 2013, to correct the accounting for stock issued during the period as follows:

The company issued 5,000,000 shares to our new COO for services provided. The expense was originally recorded at a share price of $.015 by mistake when the fair value of the stock was $.05 resulting in an understatement of expense and understatement of net loss.

Secondly the company issued 1,100,000 shares in relation to conversion of debt of $33,000. This transaction was originally recorded at a share price of $.03 by mistake when the fair value of the stock was $.07 resulting in an understatement of a loss on extinguishment of $44,000 and an understatement of net loss of the same amount.  In addition, the From Inception on September 27, 2006 to November 30, 2013 Condensed Statement of Operations included in the financial statements also had these amounts classified as operating expenses.

These errors were detected during the review of our February 28, 2014 interim financial statements.

The Earnings per share for the period was overstated $.01.

The following is a summary of the effects of these changes on the Company’s quarterly Condensed Balance Sheet as of November 30, 2013 and  Statements of Operations and Statements of Cash Flows for the three months ended November 30, 2013 and  the period From Inception on September 27, 2006 to November 30, 2013:

Balance Sheet	As
	previously
Statement of Operations	Reported	Adjustments	As Restated

For the Quarter Ended November 30, 2013
Professional fees	$87,549	$175,000	$262,549
Total Operating Expenses	372,921	175,000	547,921
Loss from operations	(372,921)	(175,000)	(547,921)
Extinguishment of Debt	-	(44,000)	(44,000)
Total other income (expense)	(27,147)	(44,000)	(71,147)
Loss from continuing operations	(400,068)	(219,000)	(619,068)
Net Loss	(400,068)	(219,000)	(619,068)
Basis & diluted loss per common share	$(0.02)	$(0.01)	$(0.03)

From the Inception on September 27, 2006 to November 30, 2013

Professional fees	$343,299	$175,000	$518,299
Total Operating Expenses	1,697,940	175,000	1,872,940
Loss from operations	(1,697,940)	(175,000)	(1,872,940)
Extinguishment of Debt	-	(44,000)	(44,000)
Total other income (expense)	(266,316)	(44,000)	(310,316)
Loss from continuing operations	(1,964,256)	(219,000)	(2,183,256)
Net Loss	(1,961,404)	(219,000)	(2,180,404)

Statement of Cash Flows

For the three months ended November 30, 2013
Net Loss	(400,068)	(219,000)	(619,068)
Common Stock issued for services	75,000	175,000	250,000
Cash used in operating activities	(288,421)	(44,000)	(288,421)

Supplemental disclosure of non-cash investing activities
The months ended November 30, 2013		-

From the Inception on September 27, 2006 to November 30, 2013

Net Loss	(1,961,404)	(219,000)	(2,180,404)
Common Stock issued for services	78,000	175,000	253,000
Cash used in operating activities	(659,030)	(44,000)	(659,030)

Supplemental disclosure of non-cash investing activities
From the Inception on September 27, 2006 to November 30, 2013		-

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

	Three months ended Nov 30,
	2013 (restated)		2012
Revenues	$-		$-

Operating expenses
Exploration	273,500		-
Professional fees	262,549		17,300
Travel and promotion	7,920		6,945
Bad debt		-	250,010
Other general & administrative	3,952		3,729
Total operating expenses	$547,921		$277,974

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

May 15, 2014