Form 10-Q
period 2014-02-28
Innocent, Inc.
filed 2014-05-20
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2014

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

INNOCENT, INC.

(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

February 28, 2014

Condensed Balance Sheets as of February 28, 2014 (Unaudited) and August 31, 2013	4
Condensed Statements of Operations for the Three and Six Months Ended February 28, 2014 and 2013 and the period of September 27, 2006 (Inception) to February 28, 2014 (Unaudited)	5
Condensed Statements of Cash Flows for the Six Months Ended February 28, 2014 and 2013 and the period of September 27, 2006 (Inception) to February 28, 2014 (Unaudited)	6
Notes to Unaudited Condensed Financial Statements	7

INNOCENT, INC.

(A Development Stage Company)

Condensed Balance Sheets

	February 28, 2014	August 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$1,344	$11,667
Notes receivable, net of allowance of $878,354	-	-
Total current assets	1,344	11,667

Oil and Natural Gas Property, Unproved (successful efforts method)	210,000	210,000

Total assets	$211,344	$221,667

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$19	$-
Notes payable (current portion)	750,097	768,466
Related party payables	870,578	591,950
Interest payable	319,515	261,537
Accrued expenses and other liabilities	159,550	114,050
Total current liabilities	2,099,759	1,736,003

Notes payable (non-current portion)	-	-
Total liabilities	2,099,759	1,736,003

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 26,100,000 and 20,000,000 issued and outstanding at February 28, 2014 and August 31, 2013	26,100	20,000
Additional paid in capital	347,900	27,000
Deficit accumulated during the development stage	(2,262,415)	(1,561,336)
Total stockholders' deficit	(1,888,415)	(1,514,336)

Total liabilities and stockholders' deficit	$211,344	$221,667

See accompanying notes to unaudited condensed financial statements

INNOCENT, INC.

(A Development Stage Company)

Condensed Statements of Operations (unaudited)

					September 27, 2006 (inception) to February 28, 2014

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013
Revenues	$-	$-	$-	$-	$-

Operating expenses
Exploration expenses	5,000	-	278,500	-	278,500
Professional fees	39,200	19,952	301,749	37,252	557,499
Travel and promotion	3,794	4,392	11,714	11,337	100,337
Bad debt	-	-	-	250,000	878,354
Other general and administrative	3,185	3,975	7,137	7,704	109,429
Total operating expenses	51,179	28,319	599,100	306,293	1,924,119

Loss from operations	(51,179)	(28,319)	(599,100)	(306,293)	(1,924,119)

Other income (expense)
Other income	-	-	-	-	22,468
Extinguishment of debt	-	-	(44,000)	-	(44,000)
Interest expense	(30,832)	(24,008)	(57,979)	(48,043)	(319,616)
Total other income (expense)	(30,832)	(24,008)	(101,979)	(48,043)	(341,148)

Loss from continuing operations	(82,011)	(52,327)	(701,079)	(354,336)	(2,265,267)

Income from discontinued operations	-	-	-	-	2,852

Net loss	$(82,011)	$(52,327)	$(701,079)	$(354,336)	$(2,262,415)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.03)	$(0.02)

Weighted average shares outstanding	26,100,000	20,000,000	23,781,768	20,000,000

See accompanying notes to unaudited condensed financial statements

INNOCENT, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows (unaudited)

			September 27,
			2006
			(inception) to
	Six months ended February 28,		February 28,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(701,079)	$(354,336)	$(2,262,415)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	250,000	-	253,000
Extinguishment of debt	44,000	-	44,000
Allowance for bad debt	-	250,000	790,010
Changes in operating assets and liabilities:
Accounts payable	-	-	22,130
Interest payable	57,978	48,042	319,515
Accrued expenses and other liabilities	45,500	33,000	159,550
Cash provided by (used in) operating activities	(303,601)	(23,294)	(674,210)

Cash flows from investing activities
Investment in intangible asset	-	-	(210,000)
Note receivable	-	(250,000)	(790,010)
Cash flows used in investing activities	-	(250,000)	(1,000,010)

Cash flows from financing activities
Proceeds from bank overdraft	19	-	19
Proceeds from related party loan	278,628	250,500	896,265
Repayments of related party loan	-	-	(25,687)
Proceeds from notes payable	14,631	13,000	770,967
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	293,278	263,500	1,675,564

Net change in cash	(10,323)	(9,794)	1,344
Cash at beginning of period	11,667	9,894	-
Cash at end of period	$1,344	$100	$1,344

Supplemental disclosure of non-cash investing activities
Issuance of note for account payable	$-	$-	$22,130
Common shares issued for conversion of debt	$-	$-	$10,000
Allowance for bad debt	$-	$-	$540,010
Acceptance of note payable for investment in intangible assets	$-	$-	$1,500,500
Conversion of note payable to common stock	$33,000	$-	$33,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements

INNOCENT, INC.

Notes to Condensed Unaudited Financial Statements

February 28, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows February 28, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2013 audited financial statements.  The results of operations for the period ended February 28, 2014 are not necessarily indicative of the operating results for the full year.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3 – OIL AND GAS PROPERTY

The Company applies the successful efforts method of accounting for oil and gas properties. When incurred, exploration costs such as exploratory geological and geophysical costs, delay rentals, and exploration overhead will be charged against earnings as incurred. If an exploratory well provides evidence to justify potential completion as a producing well, drilling costs associated with the well will be initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. Acquisition costs of unproved properties are periodically assessed for impairment and will be transferred to prove oil and gas properties to the extent the costs are ultimately associated with successful exploration activities. Any significant undeveloped leases will be assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated.

NOTE 4 - NOTES PAYABLE

From inception to February 28, 2014, the Company has secured loans from various non-related parties to fund operations, including $14,631 received during the six months ended February 28, 2014. While these loans were secured at various dates, they are each payable on demand and carry interest rates of 10% per annum. There was $750,097 in principal and $235,085 in accrued interest due at February 28, 2014.

NOTE 5 - EQUITY

On November 14, 2013 the Board of Directors authorized the issuance of five million (5,000,000) shares of rule 144 restricted common stock valued at a price of .05 per share paid by the company and issued to Patrick Johnson for accepting the COO position, his service as a Director and his efforts to bring a new venture and funding to the company. This issuance represents ownership of approximately 20% of the current authorized and outstanding shares of the Company.

INNOCENT, INC.

Notes to Condensed Unaudited Financial Statements

February 28, 2014

On November 26, 2013 the Board of Directors authorized the conversion of $33,000 of debt at a conversion rate of $.07 cents per share for a total of one million one hundred thousand shares (1,100,000) of Innocent Inc. common stock.

NOTE 6 - RELATED PARTY NOTES PAYABLE

The Company has secured loans from related parties totaling $622,765 to fund operations from inception to February 28, 2014 and $273,500 a note payable for exploratory costs incurred during the period. $25,687 of this amount has been repaid leaving a principal balance of $870,578 plus accrued interest of $84,430 due as of February 28, 2014.

During the six months ended February 28, 2014, the Company entered into an asset purchase agreement with a related party. As part of the purchase agreement, the Company entered into a note payable bearing interest at 10% per annum.

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

On 11/14/2013 the Board of Directors authorized the issuance of five million (5,000,000) shares of rule 144 restricted common stock at a price of .015 per share value paid by the company and issued to Patrick Johnson for accepting the COO position, service as a Director and his efforts to bring a new venture and funding to the company. This issuance represents ownership of 20% of the current authorized and outstanding shares (25,000,000) of Innocent Inc.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three-month period ended February 28, 2014, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

					September 27,
					2006 (inception)
	Three months ended February 28,		Six months ended February 28,		to February 28,
	2014	2013	2014	2013	2014
Revenues	$-	$-	$-	$-	$-

Operating expenses
Exploration expenses	5,000	-	278,500	-	278,500
Professional fees	39,200	19,952	301,749	37,252	557,499
Travel and promotion	3,794	4,392	11,714	11,337	100,337
Bad debt	-	-	-	250,000	878,354
Other general and administrative	3,185	3,975	7,137	7,704	109,429
Total operating expenses	51,179	28,319	599,100	306,293	1,924,119

Loss from operations	(51,179)	(28,319)	(599,100)	(306,293)	(1,924,119)

Revenue

Our gross revenue for the three-month period ended Feb 28, 2014, was $0, compared to $0 for the same period in fiscal 2013. Prior revenues and cost of sales have been included in income from discontinued operations.

Operating expenses

The primary increase in the operating expenses for the second quarter over the prior quarter was the addition of the company COO, Mr. Johnson, the company accrued $21,500 consulting wages.

Liquidity and Capital Resource

	February 28, 2014	August 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$1,344	$11,667

Total current assets	1,344	11,667

Fixed assets	210,000	210,000

Total assets	$211,344	$221,667

Cash Flows

			September 27,
			2006
			(inception) to
	Six months ended February 28,		February 28,
	2014	2013	2014

Cash provided by (used in) operating activities	$(303,601)	$(23,294)	$(674,210)

Cash flows used in investing activities	-	(250,000)	(1,000,010)

Cash provided by financing activities	293,278	263,500	1675,564

Cash at end of period	$1,344	$100	$1,344

We had cash of $1,344; accounts payable and accrued liabilities of $159,550, a note payable $750,097 and related party notes of  $870,578, interest expense of $30,832 for the second quarter and $319,515 from the inception period, and an accumulated shareholder deficit of (2,043,415) as of Feb 28, 2014.

Cash Used In Operating Activities

Our cash balance of $1,344 as of Feb 28, 2014, has decreased by $ 10,323 during the six months ended as compared to $ 11,667 Aug 31, 2013.

Going Concern

The audited financial statements for the year ended August 31, 2013, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated no revenue since inception, and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at February 28, 2014, our company has accumulated losses of $2,043,415 inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2013,our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

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

The Company's Chief Executive Officer, who is its principal executive and chief financial officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period (Feb 28, 2014) covered by this Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's Chief Executive Officer & CFO, has concluded  the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-Q were ineffective because of comments from the SEC that required additional disclosure and restatement of other disclosed information.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended Feb 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On 11/14/2013 the Board of Directors authorized the issuance of five million (5,000,000) shares of rule 144 restricted common stock at a price of .015 per share value paid by the company and issued to Patrick Johnson for accepting the COO position, service as a Director and his efforts to bring a new venture and funding to the company. This issuance represents ownership of 20% of the current authorized and outstanding shares (25,000,000) of Innocent Inc.

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