Form 10-K/A
period 2013-08-31
Innocent, Inc.
filed 2014-06-17
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

  X .ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2013

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes      . No  X .

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Innocent, Inc. (the “Company”) on Form 10-K for the period ended August 31, 2013, filed with the Securities and Exchange Commission on April 8, 2014 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

PART IV

ITEM 15. EXHIBITS

(a)

The following exhibits are included as part of this report:

Exhibit Number	Title of Document
14	Code Of Conduct*
31.1	Sec.302 Certification of CEO/CFO*
32.1	Sec.906 Certification of CEO/CFO*
101	XBRL (eXtensible Business Reporting Language)**

* Incorporated by reference to the Company’s Form 10-Q filed with the SEC on April 8, 2014

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innocent Inc.

/s/ Terry Lynch

Terry Lynch

President and Chairman

Dated: June 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Innocent Inc.

/s/ Terry Lynch

Terry Lynch

President and Chairman

Dated: June 11, 2014

/s/ Patrick Johnson

Patrick Johnson

COO/Director

Dated: June 11, 2014

4