Form 10-Q/A
period 2014-02-28
Innocent, Inc.
filed 2014-06-17
CIK 1421865

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Innocent, Inc. (the “Company”) on Form 10-Q for the period ended February 28, 2014, filed with the Securities and Exchange Commission on May 20, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

* Incorporated by reference to the Company’s Form 10-Q filed with the SEC on May 20, 2013

** Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innocent, Inc.

/s/ Terry Lynch

Terry Lynch

President and Chairman

June 17, 2014

3