Form 10-Q/A
period 2013-11-30
Innocent, Inc.
filed 2014-06-24
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 3

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

100 King Street West, Suite 5600
Toronto, Ontario M5X 1C9
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: (888) 570-3698

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

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to the Quarterly Report of Innocent, Inc. (the “Company”) on Form 10-QA for the period ended November 30, 2013, filed with the Securities and Exchange Commission on May 20, 2014 (the “Form 10-QA”), is to advise that the company indicated by check mark that the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) by checking Yes. This was in error and should have indicated No, the registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Other than the aforementioned, no other changes have been to the Form 10-QA. This Amendment No. 3 to the Form 10-QA speaks as of the original filing date of the Form 10-QA, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-QA.

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

June 24, 2014

3