Form 10-Q
period 2014-05-31
Innocent, Inc.
filed 2014-07-10
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2014

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ to __________

Commission File Number 333-150061

INNOCENT INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0585268
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 King Street, Suite 5600
Toronto, ON, M5X 1C9
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: 888 570 3698

3280 Suntree Blvd, Suite 150
Melbourne, FL. 32940
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

As of July 9, 2014 there were 31,100,000 shares of common stock, par value $0.001, outstanding.

INNOCENT, INC.

(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

May 31, 2014

Condensed Balance Sheets as of May 31, 2014 (Unaudited) and August 31, 2013	4

Condensed Statements of Operations for the Three and Nine Months Ended May 31, 2014 and 2013 and the period of September 27, 2006 (Inception) to May 31, 2014 (Unaudited)	5

Condensed Statements of Cash Flows for the Nine Months Ended May 31, 2014 and 2013 and the period of September 27, 2006 (Inception) to May 31, 2014 (Unaudited)	6

Notes to Unaudited Condensed Financial Statements	7

INNOCENT, INC.

(A Development Stage Company)

Condensed Balance Sheets

	May 31, 2014	August 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$-	$11,667
Notes receivable, net of allowance of $878,354	-	-
Total current assets	-	11,667

Oil and Natural Gas Property, Unproved (successful efforts method)	210,000	210,000

Total assets	$210,000	$221,667

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$8	$-
Accounts Payable	450	-
Notes payable (current portion)	754,636	768,466
Related party payables	870,578	591,950
Interest payable	351,047	261,537
Accrued expenses and other liabilities	196,050	114,050
Total current liabilities	2,172,770	1,736,003

Notes payable (non-current portion)	-	-
Total liabilities	2,172,770	1,736,003

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 26,100,000 and 20,000,000 issued and outstanding at May 31, 2014 and August 31, 2013	26,100	20,000
Additional paid in capital	347,900	27,000
Deficit accumulated during the development stage	(2,336,770)	(1,561,336)
Total stockholders' deficit	(1,962,770)	(1,514,336)

Total liabilities and stockholders' deficit	$210,000	$221,667

See accompanying notes to unaudited condensed financial statements

INNOCENT, INC.

(A Development Stage Company)

Condensed Statements of Operations (unaudited)

					September 27, 2006 (inception),
	Three months ended May 31,		Nine months ended May 31,		to May 31
	2014	2013	2014	2013	2014
Revenues	$-	$-	$-	$-	$-

Operating expenses
Exploration expenses	-	-	278,500	-	278,500
Professional fees	37,810	17,600	339,559	54,852	605,849
Travel and promotion	531	1,581	12,245	12,918	100,868
Bad debt	-	-	-	250,000	878,354
Other general and administrative	4,482	2,304	11,619	10,008	102,855
Total operating expenses	42,823	21,485	641,923	327,778	1,966,426

Loss from operations	(42,823)	(21,485)	(641,923)	(327,778)	(1,966,426)

Other income (expense)
Other income	-	-	-	-	22,468
Extinguishment of debt	-	-	(44,000)	-	(44,000)
Interest expense	(31,532)	(24,583)	(89,510)	(72,626)	(351,664)
Total other income (expense)	(31,532)	(24,583)	(133,510)	(72,626)	(373,196)

Loss from continuing operations	(74,355)	(46,068)	(775,434)	(400,404)	(2,339,622)

Income from discontinued operations	-	-	-	-	2,852

Net loss	$(74,355)	$(46,068)	$(775,434)	$(400,404)	$(2,336,770)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.03)	$(0.02)

Weighted average shares outstanding	26,100,000	20,000,000	24,398,168	20,000,000

See accompanying notes to unaudited condensed financial statements

INNOCENT, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows (unaudited)

			September 27,
			2006
			(inception) to
	Nine months ended May 31,		May 31,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(775,434)	$(400,404)	$(2,336,770)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	250,000	-	253,000
Extinguishment of debt	44,000	-	44,000
Allowance for bad debt	-	250,000	790,010
Changes in operating assets and liabilities:
Accounts payable	450	-	22,580
Interest payable	89,510	72,627	351,047
Accrued expenses and other liabilities	82,000	52,400	196,050
Cash provided by (used in) operating activities	(309,474)	(25,377)	(680,083)

Cash flows from investing activities
Investment in intangible asset	-	-	(210,000)
Note receivable	-	(250,000)	(790,010)
Cash flows used in investing activities	-	(250,000)	(1,000,010)

Cash flows from financing activities
Proceeds from bank overdraft	8	-	8
Proceeds from related party loan	278,628	250,500	896,265
Repayments of related party loan	-	-	(25,687)
Proceeds from notes payable	19,170	15,100	775,507
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	297,807	265,600	1,680,093

Net change in cash	(11,667)	(9,777)	-
Cash at beginning of period	11,667	9,894	-
Cash at end of period	$-	$117	$-

Supplemental disclosure of non-cash investing activities
Issuance of note for account payable	$-	$-	$22,130
Common shares issued for conversion of debt	$-	$-	$10,000
Allowance for bad debt	$-	$-	$540,010
Acceptance of note payable for investment in intangible assets	$-	$-	$1,500,500
Conversion of note payable to common stock	$33,000	$-	$33,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements

INNOCENT, INC.

Notes to Condensed Unaudited Financial Statements

May 31, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows May 31, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2013 audited financial statements. The results of operations for the period ended May 31, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – NOTES PAYABLE

From inception to May 31, 2014, the Company has secured loans from various non-related parties to fund operations, including $19,170 received during the nine months ended May 31, 2014. While these loans were secured at various dates, they are each payable on demand and carry interest rates of 10% per annum. There was $754,636 in principal and $245,007 in accrued interest due at May 31, 2014.

INNOCENT, INC.

Notes to Condensed Unaudited Financial Statements

February 28, 2014

NOTE 5 – EQUITY

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

On November 26, 2013 the Board of Directors authorized the conversion of $33,000 of debt at a conversion rate of $.07 cents per share for a total of one million one hundred thousand shares (1,100,000) of Innocent Inc. common stock with the difference of $44,000 reflected as Extinguishment of debt.

NOTE 6 – RELATED PARTY NOTES PAYABLE

The Company has secured original loans from related parties totaling $896,265 to fund operations from inception to May 31, 2014 including a $273,500 note payable for exploratory costs incurred during the second quarter of fiscal year 2014. $25,687 of this amount has been repaid leaving a principal balance of $870,578 plus accrued interest of $106,039 due as of May 31, 2014.

During the nine months ended May 31, 2014, the Company entered into an asset purchase agreement with a related party. As part of the purchase agreement, the Company entered into a note payable bearing interest at 10% per annum.

NOTE 7 – SUBSEQUENT EVENTS

On 06/04/2014 the Board of Directors appointed Patrick Johnson, Chief Executive Officer (CEO).

On 06/04/2014 the Board of Directors appointed Terry Lynch, President and Chairman of the Board.

On 06/10/2014 the Company appointed James Kerr, Chief Financial Officer (CFO).

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

The Company received a notification from its joint venture partner (SRI), that Innocent Inc. was in default on the balance of its funding commitment of the $1,000,000. The Company did not agree with the exact interpretation of the default and Innocent Inc. is seeking the additional capital to fulfill its committed obligation. After further discussion the JV Partners have decided that in consideration of Innocent’s willingness to negotiate, in good faith, a payment plan for the $460,000 currently due from the commitment under the Joint Venture Agreement. Steele Resources is willing to withdraw the default condition established in its letter of notification conditional upon Innocent Inc. entering into a negotiation process with Steele by May 2, 2011. Steele Resources stated that it would not seek any default remediation so long as Innocent negotiates a “good faith” funding solution. The JV Agreement is clear that under the terms of the JV Agreement INCT and SRC would each own 50% of the Joint Venture however the percentage ownership would be reduced by 10% for each $1,000,000 a party failed to contribute to the Joint Venture . The balance of the $460,000 is still due Steele to complete the initial obligation of Innocent. Innocent expected, due to a shareholder nonbinding commitment letter to complete this funding, and as of the date of this Form Q filing the funding has not been completed. The shareholder that issued the nonbinding commitment letter in May has issued a follow up letter stating the intent to complete a private placement in August and September 2011 and explained the delay was due to unavoidable causes. Although the company believes the intent of the Shareholder in reference to a private placement to be a good faith commitment, there can be no guarantee that the funds will received or received in a timely manner to complete the $460,000 obligation since Steele may utilize a third party to secure the funds. Under the terms and conditions of the agreement, Steel is within its right to secure the funds from a third party or advance the funds itself and become the majority shareholder of the JV. The full agreement was filed by Innocent in an 8K filing.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three-month period ended May 31, 2014, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

					September 27,
					2006 (inception)
	Three months ended May 31,		Nine months ended May 31,		to May 31,
	2014	2013	2014	2013	2014
Revenues	$-	$-	$-	$-	$-

Operating expenses
Exploration expenses		-	278,500	-	278,500
Professional fees	37,810	17,600	339,559	54,852	605,849
Travel and promotion	531	1,581	12,245	12,918	100,868
Bad debt	-	-	-	250,000	878,354
Other general and administrative	4,482	2,304	11,619	10,008	102,855
Total operating expenses	42,823	21,485	641,923	327,778	1,966,426

Loss from operations	(42,823)	(21,485)	(641,923)	(327,778)	(1,966,426)

Revenue

Our gross revenue for the three-month period ended May 31, 2014, was $0, compared to $0 for the same period in fiscal 2013. Prior revenues and cost of sales have been included in income from discontinued operations.

Operating expenses

The primary increase in the operating expenses for the third quarter over the prior quarter was the addition of the company COO, Mr. Johnson, the company accrued $21,500 consulting wages.

Liquidity and Capital Resource

	May 31, 2014	August 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$-	$11,667

Total current assets	-	11,667

Fixed assets	210,000	210,000

Total assets	$210,000	$221,667

Cash Flows

			September 27,
			2006
			(inception) to
	Nine months ended May 31,		May 31,
	2014	2013	2014

Cash provided by (used in) operating activities	$(309,474)	$(25,377)	$(680,083)

Cash flows used in investing activities	-	(250,000)	(1,000,010)

Cash provided by financing activities	297,807	265,600	1,680,093

Cash at end of period	$-	$117	$-

We had cash of $0; accounts payable and accrued liabilities of $196,050, notes payable totalling $754,636 and related party notes totalling $870,578, interest expense of $31,532 for the second quarter and $351,047 from the inception period, and an accumulated Net Loss of (2,336,770) as of May 31, 2014.

Cash Used In Operating Activities

Our cash balance of $0 as of May 31, 2014, is a decreased of $ 11,667 during the nine months ended as compared to $ 11,667 Aug 31, 2013.

Going Concern

The audited financial statements for the year ended August 31, 2013, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated no revenue since inception, and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at May 31, 2014, our company has accumulated losses of $2,336,770 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2013, our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker- dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers' requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock .

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

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS

Exhibit Number	Title of Document
31.1	Sec.302 Certification of CEO/CFO
32.1 101	Sec.906 Certification of CEO/CFO XBRL (eXtensible Business Reporting Language)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innocent, Inc.

/s/ Patrick Johnson

Patrick Johnson

CEO

July 9, 2014