Form 10-Q/A
period 2014-05-31
Innocent, Inc.
filed 2014-07-11
CIK 1421865

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

INNOCENT, INC.

(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

May 31, 2014

Condensed Balance Sheets as of May 31, 2014 (Unaudited) and August 31, 2013	4

Condensed Statements of Operations for the Three and Nine Months Ended May 31, 2014 and 2013 and the period of September 27, 2006 (Inception) to May 31, 2014 (Unaudited)	5

Condensed Statements of Cash Flows for the Nine Months Ended May 31, 2014 and 2013 and the period of September 27, 2006 (Inception) to May 31, 2014 (Unaudited)	6

Notes to Unaudited Condensed Financial Statements	7

INNOCENT, INC.

(A Development Stage Company)

Condensed Balance Sheets

	May 31, 2014	August 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$-	$11,667
Notes receivable, net of allowance of $878,354	-	-
Total current assets	-	11,667

Oil and Natural Gas Property, Unproved (successful efforts method)	210,000	210,000

Total assets	$210,000	$221,667

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$9	$-
Accounts Payable	450	-
Notes payable (current portion)	754,636	768,466
Related party payables	870,578	591,950
Interest payable	351,047	261,537
Accrued expenses and other liabilities	196,050	114,050
Total current liabilities	2,172,770	1,736,003

Notes payable (non-current portion)	-	-
Total liabilities	2,172,770	1,736,003

Stockholders' Deficit
Common stock, $0.001 par value; 75,000,000 shares authorized; 26,100,000 and 20,000,000 issued and outstanding at May 31, 2014 and August 31, 2013	26,100	20,000
Additional paid in capital	347,900	27,000
Deficit accumulated during the development stage	(2,336,770)	(1,561,336)
Total stockholders' deficit	(1,962,770)	(1,514,336)

Total liabilities and stockholders' deficit	$210,000	$221,667

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

See accompanying notes to unaudited condensed financial statements

INNOCENT, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows (unaudited)

			September 27,
			2006
			(inception) to
	Nine months ended May 31,		May 31,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(775,434)	$(400,404)	$(2,336,770)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	250,000	-	253,000
Extinguishment of debt	44,000	-	44,000
Allowance for bad debt	-	250,000	790,010
Changes in operating assets and liabilities:
Accounts payable	450	-	22,580
Interest payable	89,510	72,627	351,047
Accrued expenses and other liabilities	82,000	52,400	196,050
Cash provided by (used in) operating activities	(309,474)	(25,377)	(680,083)

Cash flows from investing activities
Investment in intangible asset	-	-	(210,000)
Note receivable	-	(250,000)	(790,010)
Cash flows used in investing activities	-	(250,000)	(1,000,010)

Cash flows from financing activities
Proceeds from bank overdraft	9	-	8
Proceeds from related party loan	278,628	250,500	896,265
Repayments of related party loan	-	-	(25,687)
Proceeds from notes payable	19,170	15,100	775,507
Proceeds from sale of stock	-	-	34,000
Cash provided by financing activities	297,807	265,600	1,680,093

Net change in cash	(11,667)	(9,777)	-
Cash at beginning of period	11,667	9,894	-
Cash at end of period	$-	$117	$-

Supplemental disclosure of non-cash investing activities
Issuance of note for account payable	$-	$-	$22,130
Common shares issued for conversion of debt	$-	$-	$10,000
Allowance for bad debt	$-	$-	$540,010
Acceptance of note payable for investment in intangible assets	$-	$-	$1,500,500
Conversion of note payable to common stock	$33,000	$-	$33,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

July 11, 2014