Form 10-K
period 2014-08-31
Falcon Crest Energy Inc.
filed 2014-12-19
CIK 1421865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-150061

FALCON CREST ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0585268
(State of incorporation)	(I.R.S. Employer ID No.)

100 King Street West, Suite 5600, Toronto ON, M5X 1C9
(Address of principal executive officers, including Zip Code)

(888) 570-3698
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .. .

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of August 31, 2014, there were 63,100,000 shares of common stock issued, par value $0.001, outstanding.

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

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

Falcon Crest Energy Inc. ("Company") was organized September 27, 2006 under the laws of the State of Nevada for the purpose of selling new food products produced or developed by North American companies to foreign markets. On August 31, 2009, the Company discontinued its involvement in the sales of tea due to a strategic change in business focus by the acquisition of mineral rights as disclosed in the Company's 8-K filed with the SEC on September 2, 2009. The Company currently has limited operations or realized revenues from its planned principle business purpose and, in accordance with ASC 915, "Development Stage Entities", formerly known as SFAS 7, "Accounting and Reporting by Development State Enterprises ." is considered a Development Stage Enterprise.

On April 7, 2010 the Company decided to direct that the initial funding of $880,000 US held in escrow by Dr. Vicente Sanchez Jaramillo a third party of the initial agreement in Ecuador be returned. The company has received such notification that said funds are being returned to the original accounts as received. Global Finishing, Inc. has confirmed in writing that said funds are the property of Falcon Crest Energy Inc. and will be forwarded upon receipt. The company has adjusted the general ledger to reflect said funds as a subscription receivable until received. Falcon Crest Energy Inc. and Global Finishing Inc. agree that the existing agreement on Miranda and as a result of the new mining laws that went into effect on January 1, 2010, it is in the best interest of all parties to renegotiate the contract, whereby Falcon Crest Energy Inc. will be the direct designated benefactor of the Miranda Mineral Rights.

On May 30, 2010 Falcon Crest Energy Inc. entered into an agreement with Global Finish Inc., a Nevada Corporation, to acquire 51% of the issued and outstanding shares of Global Finishing Inc. in a share exchange whereby Falcon Crest Energy Inc. will issue .9 shares of Falcon Crest Energy Inc. rule 144 restricted common stock for one share of Global Finishing Inc. The agreement has been approved by an excess of 51% of the shareholders of both Global Finishing Inc. and Falcon Crest Energy Inc. by majority shareholder consent in lieu of a meeting. The agreement was signed on May 30, 2010 by the Companies with the approval of the Board of Directors. The agreement provides for 10 working days to administer the share exchange which will result in Global Finishing Inc. to exchange 13,975,208 shares of Global Finishing Inc. 27, 402,369 shares issued and outstanding for 12,557,687 shares of Falcon Crest Energy Inc., representing approximately 25.4% ownership of Falcon Crest Energy committed and issued and outstanding shares of common stock. The agreement further provided for the share exchange of the remaining 49% under the same exchange provisions, and that no additional shares of Global Finish Inc. will be issued until such time as the parties execute the 49% exchange or decide that no additional share exchange will take place. The acquisition of the controlling interest in Global Finishing Inc., will allow Falcon Crest Energy Inc. to proceed with its Ecuador mineral interest, although given the time since the initial agreement, the agreement for the Miranda interest must be renegotiated. Global Finishing Inc. currently owns the majority interest in an approved Ecuador subsidiary, Globalfinishing Ecuador S A that can legally operate and own mining interest and register new mineral rights and agreements. Falcon Crest Energy will retain the ownership rights in Companis Minera Monte-Verde S.A. Comimontsa and the 10,000,000 shares issued in the September 1, 2009 agreement will be offset against the 12,557,687 shares of common stock due to be issued to Global Finish Inc., for the 51% interest, leaving a balance of 2,557,687 additional shares to be issued in the share exchange described above.

On August 27, 2010 Globalfinishing Ecuador acquired the Murciealagos Vizcaya and Lilly Rai mining concessions, located in Ecuador's El Oro Province. Falcon Crest Energy Inc. funded the initial purchase with the assumption of majority ownership of Globalfinishing Ecuador via its acquisition agreement for 51% of Global Finishing Inc. the parent of Globalfinihing Ecuador. Due to the cancellation of the share exchange agreement on October 20, 2010 the parties must negotiate the ownership of initial purchase and subsequent funds due. Falcon Crest Energy Inc. has recorded the funds advanced to Global Finishing Inc. as a note receivable until such time as the matter is resolved. Under the terms of the purchase agreement for the mining properties, Globalfinishing Ecuador owes a total sum of $1,200,000 for the properties, with the initial down payment of $250,000 funded by Falcon Crest Energy Inc. Five additional payments totaling $950,000 are due every sixth month thereafter.

On October 20, 2010 Falcon Crest Energy Inc. has terminated the agreement with Global Finish Inc., a Nevada Corporation, to acquire 51% of the issued and outstanding shares of Global Finishing Inc. in a share exchange whereby Falcon Crest Energy Inc. would have issued .9 shares of Falcon Crest Energy Inc. rule 144 restricted common stock for one share of Global Finishing Inc. The agreement was approved by an excess of 51% of the shareholders of both Global Finishing Inc. and Falcon Crest Energy Inc. by majority shareholder consent in lieu of a meeting. The agreement was signed on May 30, 2010 by the Companies with the approval of the Board of Directors. The agreement provided for 10 working days to administer the share exchange and this provision was extended until Falcon Crest Energy Inc. issued a demand to conclude the transaction and as of this date decided to cancel the agreement. Falcon Crest Energy Inc. and Global Finishing Inc. were unable to reach an acceptable timely conclusion to the share exchange under the terms of the original agreement. Therefore, the Board of Directors of Falcon Crest Energy Inc. cancelled the share exchange agreement effective October 20, 2010. The parties to the original agreement will meet to resolve the funding and purchase of the Murciealagos Vizcaya and Lilly Rai mining concessions in the Zaruma-Portovelo Mining District of Ecuador's El Oro Province. As a result of this decision Falcon Crest Energy Inc. will cancel the original 10,000,000 shares issued under the $880,000.00 subscription agreement due that was subsequently held for the share exchange that the Board of Directors of Falcon Crest Energy Inc. cancelled. The 10,000,000 shares will be returned to treasury and monies advanced for the Murciealagos Vizcaya and Lilly Rai mining concessions will be recorded as a note payable due Falcon Crest Energy Inc. from Global Finishing Inc. until such time as the parties can agree on the terms and conditions of joint ownership.

On October 20, 2010 Falcon Crest Energy Inc. received notification from Ecuador concerning the approval to own an Ecuador Registered Company, “JUST RESOURCES MINAS S.A.” file reference number 732697. This company is 100% owned by Falcon Crest Energy Inc. and will provide the company a structure to acquire and operate mineral interest in Ecuador in accordance with the new mining laws that went into effect in January 2010. Falcon Crest Energy Inc. is in negotiations with a local executive to manage this newly created operating company. While approval has been received, no entity was established.

On November 23, 2010 Falcon Crest Energy Inc. acquired from Sedunda Oportunidad, LLC, the 100% working interest in an Oil and Gas Leasehold Estate including the effective net revenues flowing therefrom. The effective net revenue yield is 82% after the landowner Royalty is paid. The property, Thomas Lease, one well located center of south quarter section 7, Township 24 North Range West, Garfield County, Oklahoma, Book 1955 page 534 on 8/13/09. The parties agreed on a purchase price of $150,000 whereby Falcon Crest Energy Inc. will issue a non interest bearing note payable for the purchase price. The note will be a one year demand note payable. The surrounding property of approximately 300 acres contains approximately 45 wells in various states of operation and non-operation that can be acquired. It is anticipated that an additional $150,000 working capital will be required to return the property to the status of a working well, with most of the expense associated to the pipeline of the gas to the refinery, that is already in process. The well was operational and has historical data but management has decided not to release any estimates until the well is back in operational mode. The acquisition of the Thomas Lease from Oportunidad, LLC, included the 100% rights to the property that currently has one gas well that in the past produced both oil and gas. The leasehold assignment also includes a royalty to the land owner and the contract service that maintains and services the well, which totals 18% of the Gross Revenue, leaving a net yield of 84% of the Gross Revenue to Falcon Crest Energy Inc. The well is in the process of refurbishing and at this time we are not ready to make projections of income. The Initial purchase price of $150,000 by issuance of a note payable and $60,000 to-date for site prep and well refurbishing represent the $210,000 investment.

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

Of the funds received on March 23, 2011, $200,000 will be used to allow SRI to close on the Atlantic and Pacific mining property mineral lease (the “A&P Project”) representing two patented mining claims located next to the Pony Project and together representing the Mineral Hill Mining Project.

The Company received a notification from its joint venture partner (SRI), that Falcon Crest Energy Inc. was in default on the balance of its funding commitment of the $1,000,000. The Company did not agree with the exact interpretation of the default and Falcon Crest Energy Inc. is seeking the additional capital to fulfill its committed obligation. After further discussion the JV Partners have decided that in consideration of Falcon Crest Energy’s willingness to negotiate, in good faith, a payment plan for the $460,000 currently due from the commitment under the Joint Venture Agreement. Steele Resources is willing to withdraw the default condition established in its letter of notification conditional upon Falcon Crest Energy Inc. entering into a negotiation process with Steele by May 2, 2011. Steele Resources stated that it would not seek any default remediation so long as Falcon Crest Energy negotiates a “good faith” funding solution. The JV Agreement is clear that under the terms of the JV Agreement INCT and SRC would each own 50% of the Joint Venture however the percentage ownership would be reduced by 10% for each $1,000,000 a party failed to contribute to the Joint Venture. The balance of the $460,000 is still due Steele to complete the initial obligation of Falcon Crest Energy. Falcon Crest Energy expected, due to a shareholder nonbinding commitment letter to complete this funding, and as of the date of this Form Q filing the funding has not been completed. The shareholder that issued the nonbinding commitment letter in May has issued a follow up letter stating the intent to complete a private placement in August and September 2011 and explained the delay was due to unavoidable causes. Although the company believes the intent of the Shareholder in reference to a private placement to be a good faith commitment, there can be no guarantee that the funds will received or received in a timely manner to complete the $460,000 obligation since Steele may utilize a third party to secure the funds. Under the terms and conditions of the agreement, Steel is within its right to secure the funds from a third party or advance the funds itself and become the majority shareholder of the JV. The full agreement was filed by Falcon Crest Energy in an 8K filing.

On August 30, 2011 Falcon Crest Energy Inc. notified Steele Resources the company no longer felt that the capital committed and necessary for the JV Agreement could be secured by Falcon Crest Energy in a timely manner and Falcon Crest Energy Inc. felt it was in the best interest of the shareholders of both companies to terminate the agreement. The parties to the original agreement terminated the agreement on Aug 31, 2011 in accordance with the terms and conditions that have been filed in an 8K regulatory filing.

The Company has advanced funds totaling $290,010 to Steele Resources with the intention of establishing a joint venture. The venture did not materialize and Steele Resources has agreed to return the funds to the Company. We have not received repayment as of May 31, 2012 but anticipate doing so in the near term. No allowance for bad debt has been established as a result.

On September 6, 2011 Global Finishing Inc. and Falcon Crest Energy Inc. entered into an agreement whereby Global assigned 50% interest of the MURCIELAGOS VIZCAYA and LILLY RAI, Ecuador properties as collateral for the $390,000 outstanding note due Falcon Crest Energy Inc.

On May 31, 2012 Falcon Crest Energy Inc. and Steele Resources Inc., agreed and entered into an Amended Agreement to the August 30, 2011 Termination of Definitive Agreement. The detailed agreement is filed as an 8K event.

On 10/30/2013 Falcon Crest Energy Inc. and Ewing Oil Company LLC, a Colorado, Limited Liability Corporation whose principal place of business is located at P.O. Box 431, Burbank, California 91503 signed an asset purchase agreement. Ewing Oil Company is majority owned by Patrick Johnson, a current Director and COO of Falcon Crest Energy Inc. The agreement includes the sale, assignment, transfer, conveyance and deliver to Falcon Crest Energy Inc. free and clear of all liens, encumbrances, claims, clouds, charges; intellectual property, goodwill, materials, supplies, business records, and other proprietary assets in regards to 2 year Oil And Gas Leases (the “Leases”) located in Texas and Oklahoma. The purchase price of two hundred seventy three thousand five hundred dollars ($273,500) is payable by the issuance of a note payable with the annual interest rate of ten percent (10%). Falcon Crest Energy Inc. will seek the funding to complete the necessary drilling program and secure the leases.

On 11/4/ 2013 the company received official communication that Marcus Mueller, was resigning as a Director of Falcon Crest Energy Inc. to pursue other interest. The Board of Directors then appointed Patrick Johnson to serve as a Director of Falcon Crest Energy Inc.

On 11/13/2013 the Board of Directors appointed Patrick Johnson (37), Chief Operating Officer (COO).

On 11/13/2013 Falcon Crest Energy Inc. signed an exploration agreement with Evergreen Petroleum of Dallas, TX. Evergreen has over 150 years’ experience in the oil and gas industry, and particular with expertise in the state of Wyoming will be the General Manager of the Exploration Project including selection of areas to lease, drilling exploratory wells, drilling development wells, and producing oil and gas found. Evergreen has conducted and will continue to conduct both regional and local geological studies to define prospects that are worthy of acquiring oil and gas leases. Preliminary examinations of title to the minerals in these selected areas and the acquisition of said leases will be carried out for and on behalf of the Parties by Pacer Energy LLC (“Pacer”) of Gillette, Wyoming. The Operator of the drilling venture will be L & J Operating Inc. of Gillette, Wyoming, with the responsibility of obtaining the required bonds, preparation of the Joint Operating Agreement A.A.P.L. Form 610 – 1989. This team will be responsible for the selection of all contractors and suppliers, payment of all invoices, sale of produced oil, payment of Ad Valorem, Conservation, and Severance Taxes and payment to the Parties of their net income on a monthly basis. We will engage engineering and geological consultants as required. All the activities of the Operator shall be under the supervision of the parties to this agreement including daily and other interval reports. Falcon Crest Energy Inc. will be responsible for the funding of this project, with the initial operating funds of twenty-five thousand dollars ($25,000) due in 30 days from the date of the agreement.

On 11/14/2013 the Board of Directors authorized the issuance of five million (5,000,000) shares of rule 144 restricted common stock at a price of .015 per share value paid by the company and issued to Patrick Johnson for accepting the COO position, service as a Director and his efforts to bring a new venture and funding to the company. This issuance represents ownership of 20% of the current authorized and outstanding shares (25,000,000) of Falcon Crest Energy Inc.

On 11/26/2013 the Board of Directors authorized the conversion of old debt into Falcon Crest Energy Inc. Free Trading Common Stock in the amount of thirty three thousand dollars ($33,000) to QuoteBrand at a conversion rate of $.03 cents per share for a total of one million one hundred thousand shares (1,100,000) of Falcon Crest Energy Inc. common stock. This conversion will reduce the QuoteBrand Note Payable, issued on February 15, 2011 for cash funds received by Falcon Crest Energy Inc.

On January 6, 2014 the Board of Directors of Falcon Crest Energy Inc. met to review the notification from its auditor, Sam Kan and Company, concerning his issues with the SEC and that he was giving up his PCAOB certification license to perform public audits. The board discussed the work that had been performed by KLJ and Associates, LLP on the last three reporting when Sam Kan and Company, transferred the quarterly reviews to KLJ and Associates, LLP. The Board of Directors approved the following action; On January 6, 2014, the Board of Directors dismissed Sam Kan and Company, its independent registered public accounting firm. On the same date, January 6, 2014, the accounting firm of KLJ and Associates, LLP was engaged as the new independent registered public account firm.

On June 4, 2014 the Board of Directors appointed Patrick Johnson, Chief Executive Officer (CEO).

On June 4, 2014 the Board of Directors appointed Terry Lynch, President and Chairman of the Board.

On June 10, 2014 the Company appointed James Kerr, Chief Financial Officer (CFO).

On July 11, 2014 the Board of Directors authorized the conversion of existing debt into Falcon Crest Energy Inc. Free Trading Common Stock in the amount of thirty three thousand dollars ($81,000) to QuoteBrand at a conversion rate of $.03 cents per share for a total of two million seven hundred thousand shares (2,700,000) of Falcon Crest Energy Inc. common stock. This conversion will reduce the QuoteBrand Note Payable, issued over the past several years for cash funds received by Falcon Crest Energy Inc.with a current balance due of ninety thousand seven hundred forty eight dollars ($90,700) as of August 31, 2014.

Subsequent Events to the August 31, 2013 Financial Reporting

Compliance with Environmental Laws

We are not aware of any environmental laws violations or issues.

Employees

We have no full-time employees at the present time.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ('SEC'), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

THERE IS SUBSTANTIAL UNCERTAINTY AS TO WHETHER WE WILL CONTINUE OPERATIONS.

If we discontinue operations, you could lose your investment. Our auditors have discussed their uncertainty regarding our business operations in their audit report dated August 31, 2014. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

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

ITEM 2. PROPERTIES

The company is currently relocating to 100 King St. E., Suite 5600, Toronto, ON, M5X 1C9 where it rents office space on a month to month basis for $500.00 per month.

On August 27, 2010 Globalfinishing Ecuador acquired the Murciealagos Vizcaya and Lilly Rai mining concessions, located in Ecuador's El Oro Province. Falcon Crest Energy Inc. funded the initial purchase with the assumption of majority ownership of Globalfinishing Ecuador via its acquisition agreement for 51% of Global Finishing Inc. the parent of Globalfinihing Ecuador. Due the cancellation of the share exchange agreement on October 20, 2010 the parties must negotiate the ownership of the initial purchase and subsequent funds due. Falcon Crest Energy Inc. has recorded the funds advanced to Global Finishing Inc. as a note receivable until such time as the matter is resolved. Under the terms of the purchase agreement for the mining properties, Globalfinishing Ecuador owes a total sum of $1,200,000 for the properties, with the initial down payment of $250,000 funded by Falcon Crest Energy Inc. Five additional payments totaling $950,000 are due every sixth month thereafter. On September 6, 2011 Global Finishing Inc. and Falcon Crest Energy Inc. entered into an agreement whereby Global assigned 50% interest of the MURCIELAGOS VIZCAYA and LILLY RAI, Ecuador properties as collateral for the $390,000 outstanding note due Falcon Crest Energy Inc. The parties to the agreement expect the repayment within a 90 day period. The specific terms of the agreement have been filed in an 8K filing on September 7, 2011.

On November 23, 2010 Falcon Crest Energy Inc. acquired from Sedunda Oportunidad, LLC, the 100% working interest in an Oil and Gas Leasehold Estate including the effective net revenues flowing therefrom. The effective net revenue yield is 82% after the landowner Royalty is paid. The property, Thomas Lease, one well located center of south quarter section 7, Township 24 North Range West, Garfield County, Oklahoma, Book 1955 page 534 on 8/13/09. It is anticipated that an additional $150,000 working capital will be required to return the property to the status of a working well.

On February 20, 2011 Falcon Crest Energy Inc. entered into a material definitive agreement with Steele Resources, Inc. (SELR: OTCBB) to acquire 50% of the Mineral Hill Gold Exploration Project. The project is located near Pony Hill, Montana in the Mineral Hill Mining District and consists of 17 patented and 67 unpatented lode mining claims (approximately 1,800 acres). The agreement is a 50/50 Joint Venture under which the two companies will work together to explore and operate the claims. The initial participating interests of Falcon Crest Energy, Inc. and Steele Resources, Inc. in the JV will be 50% and 50%. Under the terms of the agreement, Falcon Crest Energy may contribute up to $5,000,000 in operating funds over one year. In the event those funds are not provided, Falcon Crest Energy will forfeit 10% per $1,000,000 not provided. Steele Resources, Inc. will act as the operating partner and have a commitment to match up to $5,000,000 in funding within one year of Falcon Crest Energy, Inc. contributing its first $1,000,000. Steel Resources, Inc. will forfeit 10% per $1,000,000 not provided under its obligation. Falcon Crest Energy Inc. made the initial payment of three hundred thousand dollars ($300,000) under the terms of the LOI dated January 27, 2011. On August 30, 2011 Falcon Crest Energy Inc. notified Steele Resources that the company no longer felt that the capital committed and necessary for the project could be secured by Falcon Crest Energy in a timely manner and Falcon Crest Energy Inc. felt it was in the best interest of the shareholders of both companies to terminate the agreement. The parties to the original agreement terminated the agreement on Aug 31, 2011.

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

(a)

Market Information

The common shares of Falcon Crest Energy Inc. are quoted on the OTC.

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

2013	High	Low
First Quarter	$0.01	$0.01
Second Quarter	$0.01	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

2014	High	Low
First Quarter	$0.02	$0.04
Second Quarter	$0.02	$0.02
Third Quarter	$0.08	$0.02
Fourth Quarter	$0.01	$0.07

Our shares of common stock commenced quotation on the OTC Bulletin Board under the symbol INCT on June 3, 2008 and currently traade under the symbol FCEN.

(b)

Holders of Common Stock: Currently we have approximately 30 shareholders of record, and 63,100,000 shares issued and outstanding with an approximate float of 6,000,000 shares as of August 31, 2014. Because of our small shareholder base, our stock may not experience high volume trading in the near future. We anticipate more shareholders in the future, but cannot guarantee any such happening.

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

On 11/14/2013 the Board of Directors authorized the issuance of five million (5,000,000) shares of rule 144 restricted common stock at a price of .015 per share value paid by the company and issued to Patrick Johnson for accepting the COO position, service as a Director and his efforts to bring a new venture and funding to the company. This issuance represented ownership of 20% of the then authorized and outstanding shares (25,000,000) of Falcon Crest Energy Inc.

On 11/26/2013 the Board of Directors authorized the conversion of old debt into Falcon Crest Energy Inc. Free Trading Common Stock in the amount of thirty three thousand dollars ($33,000) to QuoteBrand at a conversion rate of $.03 cents per share for a total of one million one hundred thousand shares (1,100,000) of Falcon Crest Energy Inc. common stock. This conversion will reduce the QuoteBrand Note Payable, issued on February 15, 2011 for cash funds received by Falcon Crest Energy Inc.

On 7/11/14 the Board of Directors authorized the conversion of existing debt into Falcon Crest Energy Inc. Free Trading Common Stock in the amount of thirty three thousand dollars ($81,000) to QuoteBrand at a conversion rate of $.03 cents per share for a total of two million seven hundred thousand shares (2,700,000) of Falcon Crest Energy Inc. common stock. This conversion will reduce the QuoteBrand Note Payable, issued over the past several years for cash funds received by Falcon Crest Energy Inc. with a current balance due of ninety thousand seven hundred forty eight dollars ($90,700) as of August 31, 2014.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2014 or 2013.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Current Business

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the years ended August 31, 2014 and 2013, and the period of September 27, 2006 (Inception) to August 31, 2014 and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

		2014		2013
Revenue	$	−	$	−
Operating Expenses		(1,218,037)		(348,368)
Other Expenses		(520,548)		(97,376)
Income from Discontinued Operations		−		−
Net Loss		$(1,718,555)		$(445,743)

Revenue

Our gross revenue for the years ended August 31, 2014 and 2013 was $0 and $0 since is the Company is in the process of acquiring and producing oil land lease operations, but currently do not have interest in an operating property.

Operating Costs and Expenses

The major components of our expenses for the years ended August 31, 2014 and 2013 are outlined below:

	2014	2013
Operating expenses
Professional fees	$362,957	$70,252
Travel and promotion	52,817	15,522
Exploration Costs	278,500	−
Bad debt/Amortization	−	250,000
Other general & admin	523,763	12,594
Total operating expenses	$1,218,037	$348,368

Operating Expenses

The increase in our operating costs for the year ended August 31, 2014, compared to the year ended August 31, 2013, was due to the increase in reserve for bad debt expenses. All these increases are associated with the change in activities and related to implementation of our business plan.

Working Capital

	2014	2013
Current Assets	$11,489	$11,667
Current Liabilities	2,488,490	1,736,003
Working Capital Deficiency	2,477,001	1,724,336

Cash Flow

	2014	2013
Cash Used in Operating Activities	$(318,197)	$(33,918)
Cash Used in Investing Activities	−	(250,000)
Cash Provided by Financing Activities	318,019	285,690
Net Change in Cash	$(179)	$11,667

We had cash of $11,489, accounts receivable of $0, notes receivable of $0 and net of reserves of $0, accounts payable and accrued liabilities of $319,821 derivative liability of $106,785, accrued interest $383,450 related party payable $1,324,848 and notes payable $353,586 of August 31, 2014. Further, we had cash of $11,667, accounts receivable of $0, accounts payable and accrued liabilities of $114,050 and a loans payable of $1,621,953 as of August 31, 2013.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $318,197 and $33,918 during the years ended August 31, 2014 and 2013Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No use of cash in 2014. In 2013 we used cash of 250,000 to Global Finishing Inc. for joint ownership of mining properties in Ecuador and Steele Resources Inc., for failed joint ventures due to the company inability to secure the balance of the funds necessary to complete these joint ventures. The investing funds are recorded as a Note Receivable due from Global Finishing Inc. and Steele Resources Inc. and fully reserved but the company will continue to monitor both situations and take appropriate action to collect if the opportunity arises.

Cash from Financing Activities

As of August 31, 2014, the Company has mostly funded its initial operations through the issuance of $318,009 in shareholder and other notes payable and interest expense and 285,690 in 2013.

Due to the "startup" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In the event Falcon Crest Energy Inc. is unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may be forced to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

The audited financial statements for the years ended August 31, 2014 and 2013 with cumulative totals from inception, included in this annual report, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at August 31, 2014, our company has accumulated losses of $(3,299,871) since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2014 our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Falcon Crest Energy Inc., Steele Resources and the parties to the initial joint venture agreement have decided to mutually terminated the JV Agreement on August 31, 2011 regarding the past due funding of $460,000 and the additional $4,000,000 for the Mineral Hill project.

The company plans to raise additional capital by the use of Notes Payable, Convertible Notes Payable, Private Placements, partnerships, and revenue sharing in future opportunities. This method of funding may lead to stock dilution and changes in control. The company’s operating budget to maintain the public entity reporting requirements is approximately $50,000. We are still in discussion with Global Finishing Inc. concerning Ecuador. The Company has adjusted the amount owing to zero, but still expects to receive some form of compensation. Global has indicated they intend to repay the notes receivable in the amount of $389,000.00.

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

FALCON CREST ENERGY INC.

FINANCIAL STATEMENTS

August 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Falcon Crest Energy, Inc.

We have audited the accompanying   balance sheets of Innocent, Inc. (the “Company”) as of August 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the years the ended. Falcon Crest Energy, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of Falcon Crest Energy, Inc. as of August 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended August 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company has not earned revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended August 31, 2014 and 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

December 18, 2014

1660 South Highway 100

Suite 500

St. Louis Park, MN 55416

630.277.2330

FALCON CREST ENERGY INC.

Balance Sheets

	August 31,
	2014		2013
ASSETS
Current assets
Cash	$11,489		$11,667
Notes receivable, net of allowance $878,354	−		−
Total current assets	11,489		11,667
Oil and Natural Gas Property, Unproved (successful efforts method)	25,000		210,000

Total assets	36,489		221,667

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$123,770	$	−
Notes payable	353,586		768,466
Related party payables	1,324,848		591,950
Accrued interest	383,450		261,537
Derivative liability	106,785		−
Accrued expenses and other liabilities	196,051		114,050
Total current liabilities	2,488,490		1,736,003

Notes payable (non-current portion)	−		−
Total liabilities	2,488,490		1,736,003

Stockholders' Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 63,100,000 and 20,000,000 issued and outstanding at August 31, 2014 and 2013, respectively	63,100		20,000
Shares Held in Escrow	(10,000)		−
Additional paid in capital	794,770		27,000
Deficit accumulated during the development stage	(3,299,871)		(1,561,336)
Total stockholders' deficit	(2,452,001)		(1,514,336)

Total liabilities and stockholders' deficit	$36,489		$221,667

See accompanying notes to financial statements.

FALCON CREST ENERGY INC.

Statements of Operations

		Year ended August 31,
		2014		2013

Revenues	$	−	$	−

Operating expenses
Professional fees		362,957		70,252
Travel and promotion		52,817		15,522
Bad debt		−		250,000
Exploration Costs		278,500		−
Other general & administrative		523,763		12,592
Total operating expenses		1,218,037		348,366
Loss from operations		(1,218,037)		(348,366)

Other income (expense)
Interest expense		−		(97,376)
Debt discount		−		−
Derivative expense		−		−
Impairment of assets		−		−
Loss on extinguishment of debt		−		−
Total other income (expense)		−		(97,376)

Net loss		$(1,738,535)		$(445,742)
Basic and diluted loss per common share		$(0.05)		$(0.02)
Weighted average shares outstanding, basic and diluted		35,358,630		20,000,000

See accompanying notes to financial statements.

FALCON CREST ENERGY INC.

Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Additional Paid in	Shares Held in	Subscription	Accumulated
	Shares	Amount ($)	Capital ($)	Escrow ($)	Receivable ($)	Deficit ($)	Total ($)
Balance, August 31, 2012	20,000,000	20,000	27,000	−	−	(1,115,594)	(1,068,594)
Net loss, year ended August 31, 2013	−	−	−	−	−	(445,742)	(445,742)
Balance, August 31, 2013	20,000,000	20,000	27,000	−	−	(1,561,336)	(1,514,336)

Common Stock Issued to Directors & Advisors	2,000,000	2,000	−	−	−	−	2,000
Common Stock Issued for Executives	27,200,000	27,200	575,050	−	−	−	602,250
Common Stock Issued for Services	100,000	100	720	−	−	−	820
Common Stock Issued for Conversion of debt	3,800,000	3,800	192,000	−	−	−	195,800
Non-trading Shares set aside for cancellation(Aug 2011)	10,000,000	10,000	−	(10,000)	−	−	−
Net Loss, year ended August 31 2014	−	−	−	−	−	(1,738,535)	(1,738,535)

Balance, August 31, 2014	63,100,000	63,100	794,770	(10,000)	−	(3,299,871)	(2,452,001)

See accompanying notes to financial statements.

FALCON CREST ENERGY INC.

Statements of Cash Flows

		Year ended August 31,
		2014		2013
Cash flows from operating activities
Net loss		$(1,738,535)		$(445,742)
Adjustments to reconcile net loss to net cash used in operating activities
Change in derivative		58,335		−
Debt discount		48,450		−
Common stock issued for services		605,070		−
Impairment loss		210,000		−
Stock issued to convert debt		114,000		−
Extinguishment of debt		81,800		−
Bad debt expense		−		250,000
Changes in operating assets and liabilities:
Accounts payable		123,770		(200)
Interest payable		121,912		97,375
Accrued expenses and other liabilities		82,000		64,650
Cash provided by (used in) operating activities		(293,198)		(33,917)

Cash flows from investing activities
Investment in oil and natural gas property		(25,000)		−
Note receivable		−		(250,000)
Cash flows used in investing activities		(25,000)		(250,000)

Cash flows from financing activities
Proceeds from related party loan		224,678		250,500
Repayments of related party loan		−		−
Proceeds from notes payable		93,341		35,190
Proceeds from sale of stock		−		−
Cash provided by financing activities		318,019		285,690
Net change in cash		$(179)		$1,773
Cash at beginning of period		$11,667		$9,894
Cash at end of period		$11,488		$11,667

Supplemental disclosure of non-cash investing activities
Common shares issued for conversion of debt		$114,000	$	−

Supplemental cash flow Information:
Cash paid for interest	$	−	$	−
Cash paid for income taxes	$	−	$	−

See accompanying notes to financial statements.

FALCON CREST ENERGY INC.

Notes to Financial Statements

August 31, 2014 and 2013

NOTE 1 – NATURE OF BUSINESS

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

FALCON CREST ENERGY INC.

Notes to Financial Statements

August 31, 2014 and 2013

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at August 31, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended August 31, 2014 or 2013.

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

FALCON CREST ENERGY INC.

Notes to Financial Statements

August 31, 2014 and 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share Based Expenses (continued)

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions ofASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or inConjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company has accumulated deficit since inception of $2,345,215.We have negative working capital of $2,370,215 as of August 31, 2014. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 4 – STOCKHOLDERS' EQUITY

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $.0001per share and no other class of shares is authorized.

On November 5, 2013 5,000,000 shares issued to a consultant for services performed.

On November 26, 2014 1,100,000 shares were issued related to a debt conversion of $33,000 of principle the market price per share was $0.07

On June 20, 2014 500,000 Shares were issued to advisory board member

FALCON CREST ENERGY INC.

Notes to Financial Statements

August 31, 2014 and 2013

NOTE 4 – STOCKHOLDERS' EQUITY (CONTINUED)

On June 20, 2014 100,000 Shares were issued to vendor for services performed

On June 20, 2014 14,000,000 shares were issued to executives of the company for services performed.

On July 1, 2014 6,150,000 shares were issued to executives of the company for services performed.

On July 11, 2014 2,000,000 shares were issued to executives of the company for services performed.

On July 11, 2014 2,700,000 shares were issued related to a debt conversion of $81,000 of principle the market price per share was $0.044

On August 20, 2014 1,500,000 Shares were issued to advisory board members for services performed.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On August 5th, 2014, the Company issued a convertible promissory note in the amount of $32,500. The note is due on May 7th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58%multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

On August 5th, 2014, the Company issued a convertible promissory note in the amount of $36,750. The note is due on August 5th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date.

On August 12th, 2014, the Company issued a convertible promissory note in the amount of $25,000. The note is due on August 12th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (14) trading day period ending on the latest complete trading day prior to the conversion date.

NOTE 6 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date. The Company uses the Black-Scholes option pricing model to value the derivative liability. Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.037 - $0.041, exercise price of $0.015 - $0.015, dividend yield of zero, years to maturity of 0.504 – .474, a risk free rate of 0.06% - .05%, and annualized volatility of 263% - 272%. The above loans were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $94,376 upon recording of the derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of August 31, 2014, unamortized debt discount totaling $94,250 remained.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt. During the period ended August 31, 2014, the Company recorded a total change in the value of the derivative liabilities of $12,418.

From inception to August 31, 2013 the Company has not granted any stock options.

FALCON CREST ENERGY INC.

Notes to Financial Statements

August 31, 2014 and 2013

NOTE 7 – INCOME TAXES

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the period ended August 31, 2013, applicable under ACS 740. As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The provision for federal income tax consists of the following:

Federal income tax benefit attributable		2014		2013
Current operations		$608,487		$156,010
Valuation allowance		(608,487)		(156,010)
Net deferred tax asset	$	−	$	−

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

		2014		2013
Net operating loss carry forward		$1,138,505		$530,017
Valuation allowance		(1,138,505)		(530,017)
Net deferred tax asset	$	−	$	−

The Company did not pay any income taxes during the years ended August 31, 2014 or 2013.

The net federal operating loss carry forward will expire in 2032. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has current loans totaling $1,324,848 to fund operations which carry varying interest rates. As of August 31, 2014 and 2013, the Company owed $1,324,848 and $591,950 of principal plus accrued interest of $383,450 and $261,537. The loans are unsecured and due on demand and as such are included in current liabilities. A portion of the related party transactions were reclassified in 2014 to properly reflect the relationship with the company.

NOTE 9 – NOTE RECEIVABLE

The Company has advanced funds totaling $540,010 to Steele Resources with the intention of establishing a joint venture. The venture did not materialize and Steele Resources has agreed to return the funds to the Company. We have not received repayment as of August 31, 2014 and have established a full reserve against the balance as a result.

The Company has advanced funds totaling $338,344 to Global Finishing with the intention of establishing a joint venture. The venture did not materialize. We have not received repayment as of August 31, 2014 and have established a full reserve against the balance as a result.

FALCON CREST ENERGY INC.

Notes to Financial Statements

August 31, 2014 and 2013

NOTE 10 – OIL AND NATURAL GAS PROPERTY

In December 2010, the Company entered into an agreement granting it the working interest in a currently non-operating oil well in exchange for $150,000 and $60,000 in improvements to the well for a total investment of $210,000. The reserves related to this property are unproved; as such the entire $210,000 is not subject to depreciation. This asset was fully impaired in 2014.

NOTE 11 – SUBSEQUENT EVENTS

On September 8th, 2014, the Company issued a convertible promissory note in the amount of $32,500. The note is due on June 10th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 42% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

On October 20, 2014 The company, through its agents Pacer Energy Acquisitions LLC and Pahasapa Petroleum LLC received assignment of a 75% Working Interest Position in approximately 585 Acres in Crook County, Wyoming from the United States Bureau of Land Management (BLM).

On October 21, 2014 1,000,000 Shares were issued to Cloud Solutions LLC for services

On October 29, 2014 3,000,000 Shares were issued to Corporate Ads LLC for services

On October 19, 2014 James Kerr resigned as the Company’s Chief Financial Officer.

The Company has evaluated subsequent events from the balance sheet date through the date of this filing, and determined there are no additional events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

(a)

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is its principal executive and chief financial officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period (August 31, 2014) covered by this Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's Chief Executive Officer & CFO, has concluded the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-K were ineffective because of comments from the SEC that required additional disclosure and restatement of other disclosed information.

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

(b)

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer/ Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.” Management, under the supervision and with the participation of the Company’s Chief Executive Officer/ Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Corporation	Age	Date First Elected / Appointed
Patrick Johnson	CEO, Director	38	November 14, 2013
Terry Lynch	President, Director	55	June 14, 2014

Business Experience

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years except as noted below:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; except Terry Lynch our Chairman was director and later CEO of TSX listed Firstgold Inc. which filed for bankruptcy in 2010

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

Falcon Crest Energy Inc. does not have any committees of the board of directors at this time. The board of directors does not have a nominations committee because there is two directors and shareholder suggestions would be known to the entire board. As such, the board of directors believes there will be sufficient communication by shareholders with the board about matters and nominees to be brought to its attention.

Falcon Crest Energy Inc. directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Falcon Crest Energy Inc., board of directors has determined that its directors are not an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Falcon Crest Energy Inc., board of directors has determined, however, that its directors are able to read and understand fundamental financial statements and has business experience that results in that member's financial sophistication. Accordingly, the board of directors have directed that, in light of the material weaknesses identified in our disclosure controls and procedures and internal control over financial reporting, that the CEO become more familiar with the SEC Filing requirements and the company will seek additional outside assistance as funding becomes available to provide such a service.

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms. Officers hold their positions at the will of the Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Falcon Crest Energy's affairs.

Code of Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees, including our CEO and senior officers. A copy of our Code of Ethics is attached hereto as an Exhibit 14. Shareholders may also request a copy of the Code of Ethics from: Falcon Crest Energy Inc., Investor Relations, 100 King Street West, Suite 5600, Toronto ON, M5X 1C9.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer and Chief Financial Officer and Director during the fiscal period ended August 31, 2014.

		Annual Compensation			Long Term Compensation Awards Stock Options
Name and Principal Position	Fiscal Year	Salary	Stock		Granted

Patrick Johnson – CEO/CFO, Director	2013	$150,000	$15,000,000	$	−

Terry Lynch – President, Director	2014	$150,000	$11,000,000	$	−

On September 1, 2009 Wayne A. Doss CEO/CFO, was issued 3,000,000 shares of rule-144 restricted common stock for services.

Option Grants in 2013

No options were granted during 2014 or 2013.

Aggregated Option Exercises in 2014 and 2013 Year-End Option Values

No options were exercised by our Officers or Directors during 2014 or 2013.

Stock Incentive Plan - Awards in 2014

During 2013 or 2012, no shares, options or other rights were granted to any of our employees or Officers.

Director Compensation

No options were granted or payments made in compensation for services rendered to any Falcon Crest Energy directors.

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

Title of Class	Name of Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common	Patrick Johnson	15,000,000	23.8%
Common	Terry Lynch	11,000,000	17.4%
Common	Global Finishing	10,000,000	15.8%
Common	Alliance Strategic	5,000,000	7.9%
Common	Bay Street Capital	3,875,000	6.1%

The percent of class is based on 20,000,000 shares of common stock issued and outstanding as of the date of this annual report.

The Company has no securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

RELATED PARTY NOTE HOLDERS:

NAME	AMOUNT	OFFICER/ DIRECTOR	SHAREHOLDER
A. Krioukov	22,130		YES
John Gingerich	250,000	YES
Ewing	273,500	YES	YES
Geotech Bus	15,000		YES
QuoteBrand	90,700		YES
Marcus Mueller	11,000		YES
P. Johnson	5,128	YES	YES
Ian Nuttall	315,000		YES
Wayne Doss	500		YES

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

Falcon Crest Energy Inc.

/s/ Patrick Johnson

Patrick Johnson

CEO/CFO, and Director

Dated: December 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Falcon Crest Energy Inc.

/s/ Patrick Johnson

Patrick Johnson

CEO/CFO, and Director

Dated: December 17, 2014