Form 10-Q
period 2014-11-30
Falcon Crest Energy Inc.
filed 2015-01-20
CIK 1421865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 31, 2014

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from __________ to __________

Commission File Number 333-150061

FALCON CREST ENERGY INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0585268
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Republic Center
325 N. St. Paul Street, Suite 3100
Dallas TX. 75201
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: 888 570 3698

100 King Street, Suite 5600
Toronto, ON, M5X 1C9
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

As of January 19, 2015 there were 67,100,000 shares of common stock, par value $0.001, outstanding.

INDEX

FALCON CREST ENERGY INC.

UNAUDITED FINANCIAL STATEMENTS

November 30, 2014

Condensed Balance Sheets as of November 30, 2014 (Unaudited) and August 31, 2014	4

Condensed Statements of Operations for the Three Months Ended November 30, 2014 and 2013 (Unaudited)	5

Condensed Statements of Cash Flows for the Three Months Ended November 30, 2014 and 2013 (Unaudited)	6

Notes to Unaudited Condensed Financial Statements	7

FALCON CREST ENERGY INC.

Condensed Balance Sheets

	November 30,	August 31,
	2014	2014
	(Unaudited)
ASSETS
Current assets
Cash	$ −	$11,489
Notes receivable, net of allowance of $878,354	−	−
Total current assets	−	11,489

Oil and Natural Gas Property, Unproved (successful efforts method)	25,010	25,000

Total assets	$25,010	$36,489

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank indebtedness	$150	$ −
Accounts payable	106,770	123,770
Notes payable	386,087	353,586
Related party payables	1,324,848	1,324,848
Accrued interest	416,328	383,450
Derivative liability	118,782	106,785
Accrued expenses and other liabilities	277,305	196,051
Total current liabilities	2,630,270	2,488,490

Notes payable (non-current portion)	−	−
Total liabilities	2,630,270	2,488,490

Stockholders' Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 67,100,000 and 63,100,000 issued and outstanding at November 30, 2014 and August 31, 2014, respectively	67,100	63,100
Shares held in escrow	(10,000)	(10,000)
Additional paid in capital	876,770	794,770
Accumulated deficit	(3,539,130)	(3,299,871)
Total stockholders' deficit	(2,605,260)	(2,452,001)

Total liabilities and stockholders' deficit	$25,010	$36,489

See accompanying notes to unaudited condensed financial statements

FALCON CREST ENERGY INC.

Condensed Statements of Operations (unaudited)

	Three months ended November 30,
	2014		2013
Revenues	$	−	$	−

Operating expenses
Exploration expenses		−		273,500
Professional fees		160,714		262,549
Travel and promotion		18,725		7,920
Bad debt		−		−
Other general and administrative		8,945		3,952
Total operating expenses		188,384		547,921

Loss from operations		(188,384)		(547,921)

Other income (expense)
Other income		−		−
Interest expense		(32,878)		(27,147)
Debt discount		(32,500)		−
Derivative recovery (expense)		20,503		−
Impairment of assets		−		−
Loss on extinguishment of debt		(6,000)		(44,000)
Total other income (expense)		(50,875)		(71,147)

Loss before provision for income taxes		(239,259)		(619,068)

Provision for Income taxes		−		−

Net loss		$(239,259)		$(619,068)

Basic and diluted loss per common share		$(0.00)		$(0.02)

Weighted average shares outstanding		64,594,505		21,489,011

See accompanying notes to unaudited condensed financial statements

FALCON CREST ENERGY INC.

(A Development Stage Company)

Condensed Statements of Cash Flows (unaudited)

	Three months ended November 30,
	2014		2013
Cash flows from operating activities
Net loss		$(239,259)		$(619,068)
Adjustments to reconcile net loss to net cash used in operating activities
Change in derivative		(20,503)		−
Debt discount		32,500		−
Common stock issued for services		80,000		250,000
Impairment loss		−		−
Stock issued to convert debt		−		−
Extinguishment of debt		6,000		44,000
Bad debt expense		−		−
Changes in operating assets and liabilities:
Accounts payable		(16,999)		−
Interest payable		32,878		27,147
Accrued expenses and other liabilities		81,254		9,500
Cash provided by (used in) operating activities		(44,129)		(288,421)

Cash flows from investing activities
Investment in oil and natural gas property		(10)		−
Note receivable		−		−
Cash flows used in investing activities		(10)		−

Cash flows from financing activities
Proceeds from related party loan		−		273,500
Repayments of related party loan		−		−
Increase in bank indebtedness		150		−
Proceeds from notes payable		32,500		12,091
Proceeds from sale of stock		−		−
Cash provided by financing activities		32,650		285,591

Net change in cash		(11,489)		(2,830)
Cash at beginning of period		11,489		11,667
Cash at end of period	$	−		$8,837

Supplemental cash flow Information:
Cash paid for interest	$	−	$	−
Cash paid for income taxes	$	−	$	−

See accompanying notes to unaudited condensed financial statements

FALCON CREST ENERGY INC.

Notes to Condensed Unaudited Financial Statements

November 30, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Falcon Crest Energy Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2014 and 2013 audited financial statements. The results of operations for the period ended November 30, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 – NATURE OF BUSINESS

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company has accumulated deficit since inception of $3,539,130 and a negative working capital of $2,630,270 as of November 30, 2014. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 4 – OIL AND GAS PROPERTY

On October 20, 2014 The company, through its agents Pacer Energy Acquisitions LLC and Pahasapa Petroleum LLC received assignment of a 75% Working Interest Position in approximately 585 Acres in Crook County, Wyoming from the United States Bureau of Land Management (BLM).

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On August 5th, 2014, the Company issued a convertible promissory note in the amount of $32,500. The note is due on May 7th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

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

On September 8th, 2014, the Company issued a convertible promissory note in the amount of $32,500. The note is due on June 10th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

NOTE 6 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date. The Company uses the Black-Scholes option pricing model to value the derivative liability. Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.021 - $0.036, exercise price of $0.010 - $0.023, dividend yield of zero, years to maturity of 0.225 – .493, a risk free rate of 0.02% - 0.05%, and annualized volatility of 261% - 347%. The above loans were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $35,474 upon recording of the current period’s derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of November 30, 2014, unamortized debt discount totaling $126,750 remained.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt. During the period ended November 30, 2014, the Company recorded a total change in the value of the derivative liabilities of $(23,477).

From inception to November 30, 2014 the Company has not granted any stock options.

NOTE 7 – STOCKHOLDERS' EQUITY

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share and no other class of shares is authorized.

On October 21, 2014 1,000,000 Shares were issued to Cloud Solutions LLC for services.

On October 29, 2014 3,000,000 Shares were issued to Corporate Ads LLC for services.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has current loans totaling $1,324,848 to fund operations which carry varying interest rates. As of November 30, 2014 (August 31, 2014), the Company owed $1,324,848 ($1,324,848) of principal plus accrued interest of $416,328 ($383,450). The loans are unsecured and due on demand and as such are included in current liabilities. A portion of the related party transactions were reclassified in 2014 to properly reflect the relationship with the company.

NOTE 9 – NOTE RECEIVABLE

The Company has advanced funds totaling $540,010 to Steele Resources with the intention of establishing a joint venture. The venture did not materialize and Steele Resources has agreed to return the funds to the Company. We have not received repayment as of November 30, 2014 and have established a full reserve against the balance as a result.

The Company has advanced funds totaling $338,344 to Global Finishing with the intention of establishing a joint venture. The venture did not materialize. We have not received repayment as of November 30, 2014 and have established a full reserve against the balance as a result.

NOTE 10 – SUBSEQUENT EVENTS

On December 19th, 2014, the Company issued a convertible promissory note in the amount of $33,000. The note is due on September 26th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

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

As used in this annual report, the terms "we", "us", "our", the "Company" and "Falcon" mean Falcon Crest Energy Inc., unless otherwise indicated.

Our Current Business

On 10/30/2013 Innocent Inc. and Ewing Oil Company LLC, a Colorado, Limited Liability Corporation whose principal place of business is located at P.O. Box 431, Burbank, California 91503 singed an asset purchase agreement. Ewing Oil Company is majority owned by Patrick Johnson, a current Director and Chief Operating Officer (“COO”) of Innocent Inc. The agreement includes the sale, assignment, transfer, conveyance and deliver to Innocent Inc. free and clear of all liens, encumbrances, claims, clouds, charges; intellectual property, goodwill, materials, supplies, business records, and other proprietary assets in regard to Oil And Gas Leases (the “Leases”) located in Texas and Oklahoma. The purchase price of two hundred seventy three thousand five hundred dollars ($273,500) is payable by the issuance of a note payable with the annual interest rate of ten percent (10%). Innocent Inc. will seek the funding to complete the necessary drilling program and secure the leases. The agreement will include the following intellectual property and assets.

On 11/4/2013 the company received official communication that Marcus Mueller, was resigning as a Director of Innocent Inc. to pursue other interest. The Board of Directors then appointed Patrick Johnson to serve as a Director of Innocent Inc.

On 11/13/2013 the Board of Directors appointed Patrick Johnson (37), COO.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three-month period ended November 30, 2014, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Three months ended November 30,
	2014		2013
Revenues	$	−	$	−

Operating expenses
Exploration expenses		−		273,500
Professional fees		160,714		262,549
Travel and promotion		18,725		7,920
Bad debt		−		−
Other general and administrative		8,945		3,952
Total operating expenses		188,384		547,921

Loss from operations		(188,384)		(547,921)

Revenue

Our gross revenue for the three-month period ended November 30, 2014, was $0, compared to $0 for the same period in fiscal 2013. Prior revenues and cost of sales have been included in income from discontinued operations.

Operating Expenses

The primary decrease in the operating expenses for the first quarter over the prior quarter was the fact that there were no exploration expenses in the current period and the decrease in professional fees as a result of cash conservation efforts.

Liquidity and Capital Resource

	November 30, 2014	August 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$ −	$11,489

Total current assets	−	11,489

Fixed assets	25,010	25,000

Total assets	$25,010	$36,489

Cash Flows

	Three months ended November 30,			September 27, 2006 (inception) to November 30,
	2014		2013	2014

Cash provided by (used in) operating activities		$(44,129)	$(288,421)	$(707,935)

Cash flows used in investing activities		(10)	−	(1,025,020)

Cash provided by financing activities		32,650	285,591	1,732,955

Cash at end of period	$	−	$8,837	$ −

We had cash of $0; accounts payable and accrued liabilities of $384,075, notes payable totalling $386,087, related party notes totalling $1,324,848 and accrued interest of $416,328. We also had interest expense of $32,878 for the first quarter and $416,428 from the inception period, and an accumulated net loss of (3,539,130) as of November 30, 2014.

Cash Used In Operating Activities

Our cash balance of $0 as of November 30, 2014, is a decrease of $11,489 during the three months ended as compared to $11,489 at August 31, 2014.

Going Concern

The audited financial statements for the year ended August 31, 2014, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated no revenue since inception, and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at November 30, 2014, our company has accumulated losses of $3,539,130 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2014, our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

The Company's Chief Executive Officer, who is its principal executive and chief financial officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period (Feb 28, 2014) covered by this Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's Chief Executive Officer & Chief Financial Officer, has concluded the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-Q were ineffective because of comments from the SEC that required additional disclosure and restatement of other disclosed information.

Based upon the evaluation of our controls, the Chief Executive Officer/ Chief Financial Officer has concluded that, the disclosure controls and procedures are ineffective providing reasonable assurance that material information relating to the company activity is communicated in sufficient detail. Although, changes have been made to provide the level of detail that is required in the company filings based upon the SEC comments, the company is not prepared at this time to remove the ineffective status of the disclosure controls and procedures. The company will continue to work in these deficiencies.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

THERE IS SUBSTANTIAL UNCERTAINTY AS TO WHETHER WE WILL CONTINUE OPERATIONS

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

BECAUSE OUR MANAGEMENT DOES NOT HAVE PRIOR EXPERIENCE IN MINING, OUR BUSINESS HAS A HIGHER RISK OF FAILURE

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Title of Document
31.1	Sec.302 Certification of CEO/CFO
32.1	Sec.906 Certification of CEO/CFO
101	XBRL (eXtensible Business Reporting Language)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Falcon Crest Energy Inc.

/s/ Patrick Johnson

Patrick Johnson

CEO

January 19, 2015