Form 10-Q
period 2015-02-28
Falcon Crest Energy Inc.
filed 2015-04-21
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2015

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ to __________

Commission File Number    333-150061

FALCON CREST ENERGY INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0585268
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Republic Center 325 N. St. Paul Street , Suite 3100 Dallas TX. 75201
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number : 888 570 3698

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

Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes       No  X

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

Yes       No  X

As of April 20, 2015 there were 75,960,214 shares of common stock, par value $0.001, outstanding.

FALCON CREST ENERGY INC.

(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

February 28, 2015

Condensed Balance Sheets as of February 28, 2015 (Unaudited) and August 31, 2014	4
Condensed Statements of Operations for the Three and Six Months Ended February 28, 2015 and 2014 (Unaudited)	5
Condensed Statements of Cash Flows for the Three and Six Months Ended February 28, 2015 and 2014 (Unaudited)	6
Notes to Unaudited Condensed Financial Statements	7

FALCON CREST ENERGY INC.

Condensed Balance Sheets

	February 28, 2015	August 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$284	$11,489
Notes receivable, net of allowance of $878,354	-	-
Total current assets	284	11,489

Oil and Natural Gas Property, Unproved (successful efforts method)	25,020	25,000

Total assets	$25,304	$36,489

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$98,139	$123,770
Notes payable	368,836	353,586
Related party payables	1,324,848	1,324,848
Accrued interest	447,663	383,450
Derivative liability	51,734	106,785
Accrued expenses and other liabilities	346,070	196,051
Total current liabilities	2,637,290	2,488,490

Notes payable (non-current portion)	-	-
Total liabilities	2,637,290	2,488,490

Stockholders' Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 73,626,881 and 63,100,000 issued and outstanding at February 28, 2015 and August 31, 2014, respectively	73,627	63,100
Shares held in escrow	(10,000)	(10,000)
Additional paid in capital	971,487	794,770
Deficit accumulated during the development stage	(3,647,100)	(3,299,871)
Total stockholders' deficit	(2,611,986)	(2,452,001)

Total liabilities and stockholders' deficit	$25,304	$36,489

See accompanying notes to unaudited condensed financial statements

FALCON CREST ENERGY INC.

Condensed Statements of Operations (unaudited)

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-

Operating expenses
Exploration expenses	-	5,000	-	278,500
Professional fees	161,522	39,200	322,236	301,749
Travel and promotion	3,049	3,794	21,774	11,714
Bad debt	-	-	-	-
Other general and administrative	5,618	3,185	14,563	7,137
Total operating expenses	170,189	51,179	358,573	599,100

Loss from operations	(170,189)	(51,179)	(358,573)	(599,100)

Other income (expense)
Other income	-	-	-	-
Interest expense	(32,914)	(30,832)	(65,792)	(57,979)
Debt discount	(33,000)	-	(65,500)	-
Derivative recovery (expense)	100,048	-	120,048	-
Impairment of assets	-	-	-	-
Gain (loss) on extinguishment of debt	28,085	-	22,085	(44,000)
Total other income (expense)	62,219	(30,832)	(11,344)	(101,979)

Loss before provision for income taxes	(107,970)	(82,011)	(347,229)	(701,079)

Provision for Income taxes	-	-	-	-

Net loss	$(107,970)	$(82,011)	$(347,229)	$(701,079)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted average shares outstanding	66,431,135	26,100,000	68,288,172	23,781,768

See accompanying notes to unaudited condensed financial statements

FALCON CREST ENERGY INC.

(A Development Stage Company)

Condensed Statements of Cash Flows (unaudited)

	Six months ended February 28,
	2015	2014
Cash flows from operating activities
Net loss	$(347,229)	$(701,079)
Adjustments to reconcile net loss to net cash used in operating activities
Change in derivative	(120,551)	-
Debt discount	65,500	-
Common stock issued for services	157,500	250,000
Impairment loss	-	-
Stock issued to convert debt	-	-
Extinguishment of debt	(20,506)	44,000
Bad debt expense	-	-
Changes in operating assets and liabilities:
Accounts payable	(25,631)	-
Interest payable	64,213	57,978
Accrued expenses and other liabilities	150,019	45,500
Cash provided by (used in) operating activities	(76,685)	(303,601)

Cash flows from investing activities
Investment in oil and natural gas property	(20)	-
Note receivable	-	-
Cash flows used in investing activities	(20)	-

Cash flows from financing activities
Proceeds from related party loan	-	278,628
Repayments of related party loan	-	-
Increase in bank indebtedness	-	19
Proceeds from notes payable	65,500	14,631
Proceeds from sale of stock	-	-
Cash provided by financing activities	65,500	293,278

Net change in cash	(11,205)	(10,323)
Cash at beginning of period	11,489	11,667
Cash at end of period	$284	$1,344

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Notes payable converted to common stock	$13,500	$-
Notes payable cancelled	$36,750	$-

See accompanying notes to unaudited condensed financial statements

FALCON CREST ENERGY INC.

Notes to Condensed Unaudited Financial Statements

February 28, 2015

NOTE 1–CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Falcon Crest Energy Inc. (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2014 and 2013 audited financial statements.  The results of operations for the period ended February 28, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 2–NATURE OF BUSINESS

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

NOTE 3–GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company has accumulated deficit since inception of $3,646,400 and a negative working capital of $2,637,006 as of February 28, 2015. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 4–OIL AND GAS PROPERTY

On October 20, 2014 the company, through its agents Pacer Energy Acquisitions LLC and Pahasapa Petroleum LLC received assignment of a 75% Working Interest Position in approximately 585 Acres in Crook County, Wyoming from the United States Bureau of Land Management (BLM).

On January 7, 2015 the company, through its agents Pacer Energy Acquisitions LLC and Pahasapa Petroleum LLC received assignment of a 100% Working Interest Position in approximately 585 Acres in Crook County, Wyoming from the United States Bureau of Land Management (BLM).

NOTE 5-CONVERTIBLE NOTES PAYABLE

On August 5th, 2014, the Company issued a convertible promissory note in the amount of $32,500. The note is due on May 7th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. On February 13, 2015, $12,000 of the principal was converted into 1,333,333 common shares resulting in a loss on extinguishment of debt of $8,667.

On August 5th, 2014, the Company issued a convertible promissory note in the amount of $36,750. The note is due on August 5th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. On February 19, 2015, the note was cancelled by the holder resulting in a gain on extinguishment of debt of $38,329.

On August 12th, 2014, the Company issued a convertible promissory note in the amount of $25,000. The note is due on August 12th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (14) trading day period ending on the latest complete trading day prior to the conversion date. On February 18, 2015, $1,500 of the principal was converted into 193,548 common shares resulting in a loss on extinguishment of debt of $1,577.

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

NOTE 6–DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date. The Company uses the Black-Scholes option pricing model to value the derivative liability. Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.016 - $0.036, exercise price of $0.09 - $0.023, dividend yield of zero, years to maturity of 0.019 – .493, a risk free rate of 0.02% - 0.05%, and annualized volatility of 11% - 347%. The above loans were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $90,151 upon recording of the current period’s derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of February 28, 2015, unamortized debt discount totaling $159,750 remained.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt. During the period ended February 28, 2015, the Company recorded a total change in the value of the derivative liabilities of $(68,494).

From inception to February 28, 2015 the Company has not granted any stock options.

NOTE 7-STOCKHOLDERS' EQUITY

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share and no other class of shares is authorized.

On October 21, 2014 1,000,000 shares were issued to Cloud Solutions LLC for services.

On October 29, 2014 3,000,000 shares were issued to Corporate Ads LLC for services.

On February 11, 2015 4,000,000 shares were issued to an executive of the company for services.

On February 11, 2015 1,000,000 shares were issued for services.

On February 13, 2015 1,333,333 shares were issued on conversion of a convertible promissory note.

On February 18, 2015 193,548 shares were issued on conversion of a convertible promissory note.

NOTE 8-RELATED PARTY TRANSACTIONS

The Company has current loans totaling $1,324,848 to fund operations which carry varying interest rates. As of February 28, 2015 (August 31, 2014), the Company owed $1,324,848 ($1,324,848) of principal plus accrued interest of $447,663 ($383,450). The loans are unsecured and due on demand and as such are included in current liabilities. A portion of the related party transactions were reclassified in 2014 to properly reflect the relationship with the company.

NOTE 9–NOTE RECEIVABLE

The Company has advanced funds totaling $540,010 to Steele Resources with the intention of establishing a joint venture. The venture did not materialize and Steele Resources has agreed to return the funds to the Company. We have not received repayment as of February 28, 2015 and have established a full reserve against the balance as a result.

The Company has advanced funds totaling $338,344 to Global Finishing with the intention of establishing a joint venture. The venture did not materialize. We have not received repayment as of February 28, 2015 and have established a full reserve against the balance as a result.

NOTE 10–SUBSEQUENT EVENTS

On March 24, 2015, the Company converted $23,333 of debt currently owed at 0.01 per share price for a total of 2,333,333 shares.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three month and six month period ended February 28, 2015, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015		2014
Revenues	$-	$-		$-	$-

Operating expenses
Exploration expenses	-	5,000		-	278,500
Professional fees	161,522	39,200		322,236	301,749
Travel and promotion	3,049	3,794		21,774	11,714
Bad debt	-	-		-	-
Other general and administrative	5,618	3,185		14,563	7,137
Total operating expenses	170,189	51,179		358,573	599,100

Loss from operations	$(170,189)	$(51,179)	$	(358,573)	$(599,100)

Revenue

Our gross revenue for the three-month period ended February 28, 2015, was $0, compared to $0 for the same period in fiscal 2014. Prior revenues and cost of sales have been included in income from discontinued operations.

Operating Expenses

The primary increase in the operating expenses for the three and six months ended February 28, 2015 over the prior periods was the increase in consulting fees accrue and paid in shares. This was partially offset by the fact that there were no exploration expenses in the three and six months ended February 28, 2015.

Liquidity and Capital Resource

	February 28, 2015	August 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$284	$11,489
Total current assets	284	11,489
Fixed assets	25,020	25,000
Total assets	$25,304	$36,489

Cash Flows

	Six months ended February 28,
	2015	2014

Cash provided by (used in) operating activities	$(76,685)	$(303,601)

Cash flows used in investing activities	(20)	-

Cash provided by financing activities	65,500	293,278

Cash at end of period	$284	$1,344

The Company had cash of $284; accounts payable and accrued liabilities of $444,208, notes payable totalling $368,837, related party notes totalling $1,324,848 and accrued interest of $447,663. We also had interest expense of $32,914 and $65,792 for the three and six months ended February 28, 2015 and an accumulated Net Loss of (3,647,100) as of February 28, 2015.

Cash Used In Operating Activities

The Company’s cash balance of $284 as of February 28, 2015, is a decrease of $11,205 during the six months ended as compared to $11,489 at August 31, 2014.

Going Concern

The audited financial statements for the year ended August 31, 2014, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated no revenue since inception, and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at February 28, 2015, our company has accumulated losses of $3,647,100 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

WE LACK AN OPERATING HISTORY

There is no assurance that our future operations will result in continued profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail. We have very little operating history upon which an evaluation of our future success could be determined. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

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

April 20, 2015