Form 10-Q
period 2015-05-31
CHERUBIM INTERESTS, INC.
filed 2015-07-20
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2015

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ to __________

Commission File Number    333-150061

CHERUBIM INTERESTS INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0585268
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1304 Norwood Dr. Bedford TX. 76022
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: 844 842 8872

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      .  No  X ..

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

As of July 20, 2015 there were 58,622,167 shares of common stock, par value $0.001, outstanding.

CHERUBIM INTERESTS INC.

(A Development Stage Company)

UNAUDITED FINANCIAL STATEMENTS

May 31, 2015

Condensed Balance Sheets as of May 31, 2015 (Unaudited) and August 31, 2014	4
Condensed Statements of Operations for the Three and Nine Months Ended May 31, 2015 and 2014 (Unaudited)	5
Condensed Statements of Cash Flows for the Three and Nine Months Ended May 31, 2015 and 2014 (Unaudited)	6
Notes to Unaudited Condensed Financial Statements	7

CHERUBIM INTERESTS INC.

Condensed Balance Sheets

	May 31, 2015	August 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$-	$11,489
Notes receivable, net of allowance of $878,354	-	-
Total current assets	-	11,489

Oil and Natural Gas Property, Unproved (successful efforts method)	-	25,000

Total assets	$-	$36,489

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$98,138	$123,770
Notes payable	368,837	353,586
Related party payables	1,324,848	1,324,848
Accrued interest	488,415	383,450
Derivative liability	61,451	106,785
Accrued expenses and other liabilities	31,570	196,051
Total current liabilities	2,373,259	2,488,490

Notes payable (non-current portion)	-	-
Total liabilities	2,373,259	2,488,490

Stockholders' Deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 83,626,881 and 63,100,000 issued and outstanding at May 31, 2015 and August 31, 2014, respectively	73,627	63,100
Shares held in escrow	(10,000)	(10,000)
Additional paid in capital	971,487	794,770
Accumulated deficit	(3,408,373)	(3,299,871)
Total stockholders' deficit	(2,373,259)	(2,452,001)

Total liabilities and stockholders' deficit	$-	$36,489

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC.

Condensed Statements of Operations (unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-

Operating expenses
Exploration expenses	-	-	-	278,500
Professional fees	(289,480)	37,810	32,756	339,559
Travel and promotion	2	531	21,776	12,245
Bad debt	-	-	-	-
Other general and administrative	282	4,482	14,845	11,619
Total operating expenses	(289,196)	42,823	69,377	641,923

Loss from operations	289,196	(42,823)	(69,377)	(641,923)

Other income (expense)
Other income	-	-	-	-
Interest expense	(40,752)	(31,532)	(106,544)	(89.510)
Debt discount	-	-	(65,500)	-
Derivative recovery (expense)	(9,717)	-	110,834	-
Impairment of assets	-	-	-	-
Gain (loss) on extinguishment of debt	-	-	22,085	(44,000)
Total other income (expense)	(50,469)	(31,532)	(39,125)	(133,510)

Loss before provision for income taxes	238,727	(74,355)	(108,502)	(775,434)

Provision for Income taxes	-	-	-	-

Net loss	$238,727	$(74,355)	$(108,502)	$(775,434)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted average shares outstanding	77,626,880	26,100,000	71,588,171	24,398,168

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC.

Condensed Statements of Cash Flows (unaudited)

	Nine months ended May 31,
	2015	2014
Cash flows from operating activities
Net loss	$(108,502)	$(775,434)
Adjustments to reconcile net loss to net cash used in operating activities
Change in derivative	(110,834)	-
Debt discount	65,500	-
Common stock issued for services	157,500	250,000
Impairment loss	-	-
Stock issued to convert debt	-	-
Extinguishment of debt	(20,506)	44,000
Bad debt expense	-	-
Changes in operating assets and liabilities:
Accounts payable	(25,631)	450
Interest payable	104,965	89,510
Accrued expenses and other liabilities	(139,481)	82,000
Cash provided by (used in) operating activities	(76,989)	(309,474)

Cash flows from investing activities
Investment in oil and natural gas property	-	-
Note receivable	-	-
Cash flows used in investing activities	-	-

Cash flows from financing activities
Proceeds from related party loan	-	278,628
Repayments of related party loan	-	-
Increase in bank indebtedness	-	8
Proceeds from notes payable	65,500	19,170
Proceeds from sale of stock	-	-
Cash provided by financing activities	65,500	297,807

Net change in cash	(11,489)	(11,667)
Cash at beginning of period	11,489	11,667
Cash at end of period	$-	$-

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Notes payable converted to common stock	$13,500	$33,000
Notes payable cancelled	$36,750	$-

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

May 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Cherubim Interests Inc. (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2014 and 2013 audited financial statements.  The results of operations for the period ended May 31, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 2 – NATURE OF BUSINESS

The Company was incorporated in the State of Nevada, United States of America on September 27, 2006 and its fiscal year end is August 31. The Company was engaged in sales of new food products produced or developed by North American companies to foreign markets and discontinued that business in August 2009. Pursuant to an Agreement and Plan of Reorganization dated April 27, 2015, the Company agreed to acquire all of the membership interests of Cherubim Interests, LLC, a limited liability company, from Victura Construction Group, Inc. (“Victura”). Victura is an affiliate of Patrick Johnson, a director and President of the Company, and is a non-reporting public company trading under the symbol VICT. The acquisition closed on April 27, 2015. Pursuant to the acquisition, the Company has (a) effected a 1-for-15 reverse stock split, such that the 83,626,881 outstanding shares of common stock will be reclassified as 5,575,125 shares of new common stock; (b) issued 60 million shares of new common stock to Victura in the exchange; (b) amended the Articles of Incorporation to change the name of the Company to “Cherubim Interests, Inc., “  and (c) accepted the resignation of director and officer Terry Lynch and the appointment of new directors to serve with Patrick Johnson. As a result, there are approximately 65,575,125 outstanding shares of Common Stock, plus some number of additional shares (estimated not to exceed 1,000) to be issued for rounding of the reverse stock split.  On or about April 27, 2015, the Company assigned its interest in the Rocky Ford oil and gas lease to outgoing director Terry Lynch in settlement of its debt in compensation and severance benefits due to him.

The acquisition of Cherubim and the disposition of the Rocky Ford lease reflects the Company’s change of business direction from oil and gas (resulting from the recent decline in market prices) to its adoption of the new business strategy and focus in alternative construction, as well as multi-family real estate development, management, and investment.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company has accumulated deficit since inception of $3,408,373 and a negative working capital of $2,373,259 as of May 31, 2015. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

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

NOTE 5 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date. The Company uses the Black-Scholes option pricing model to value the derivative liability. Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.010 - $0.017, exercise price of $0.006 - $0.009, dividend yield of zero, years to maturity of 0.027 – 0.260, a risk free rate of 0.07% - 0.11%, and annualized volatility of 1% - 217%. The above loans were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $78,814 upon recording of the current period’s derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of May 31, 2015, unamortized debt discount totaling $33,000 remained.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt. During the period ended May 31, 2015, the Company recorded a total change in the value of the derivative liabilities of $(45,299).

From inception to May 31, 2015 the Company has not granted any stock options.

NOTE 6 - STOCKHOLDERS' EQUITY

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.001 per share and 10,000,000 preferred shares.

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

On April 23, 2015 10,000,000 shares were issued to an executive of the company for services

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has current loans totaling $1,324,848 to fund operations which carry varying interest rates. As of May 31, 2015 (May 31, 2014), the Company owed $1,342,848 ($1,324,848) of principal plus accrued interest of $488,415 ($245,007). The loans are unsecured and due on demand and as such are included in current liabilities. A portion of the related party transactions were reclassified in 2014 to properly reflect the relationship with the company.

NOTE 8 – NOTE RECEIVABLE

The Company has advanced funds totaling $540,010 to Steele Resources with the intention of establishing a joint venture. The venture did not materialize and Steele Resources has agreed to return the funds to the Company. We have not received repayment as of May 31, 2015 and have established a full reserve against the balance as a result.

The Company has advanced funds totaling $338,344 to Global Finishing with the intention of establishing a joint venture. The venture did not materialize. We have not received repayment as of May 31, 2015 and have established a full reserve against the balance as a result.

NOTE 9 – SUBSEQUENT EVENTS

On June 4, 2015 the Company converted $150,000 of debt currently owed at 0.15 per share price for a total of 1,000,000 shares.

On June 4, 2015 1,000,000 shares were issued on conversion of a convertible promissory note.

On June 18 2015 40,000,000 shares were issued to Victura Construction Group, Inc. per an Agreement and Plan of Reorganization.

On June 18, 2015 12,500,000 shares were issued to executives of the company for services.

On June 30, 2015 200,000 shares were issued to Antevora Capital Partners LTD. for consulting services.

On June 30, 2015 the Company through right of first refusal acquired an exclusive global licence to deploy a Controlled Environment Agriculture Technology from Victura Construction Group Inc.

On June 30, 2015 333,333 shares were issued to Jonathan Seidel for consulting services.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three month and nine month period ended May 31, 2015, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-

Operating expenses
Exploration expenses		-	-	278,500
Professional fees	(289,480	37,810	32,756	9339,559
Travel and promotion	2	531	21,774	12,245
Bad debt	-	-	-	-
Other general and administrative	282	4,482	14,845	11,619
Total operating expenses	289,196	42,823	69,377	641,923

Loss from operations	(289,196)	(42,823	(69,377)	(641,923)

Revenue

Our gross revenue for the three-month period ended May 31, 2015, was $0, compared to $0 for the same period in fiscal 2014. Prior revenues and cost of sales have been included in income from discontinued operations.

Operating Expenses

The primary increase in the operating expenses for the three and nine months ended May 31, 2015 over the prior periods was the increase in consulting fees accrue and paid in shares. This was partially offset by the fact that there were no exploration expenses in the three and nine months ended May 31, 2015.

Liquidity and Capital Resource

	May 31, 2015	August 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$-	$11,489

Total current assets	-	11,489

Fixed assets	-	25,000

Total assets	$-	$36,489

Cash Flows

	Nine months ended May 31,
	2015	2014

Cash provided by (used in) operating activities	$(76,989)	$(309,474)

Cash flows used in investing activities	-	-

Cash provided by financing activities	65,500	297,807

Cash at end of period	$-	$-

The Company had cash of $0; accounts payable and accrued liabilities of $129,708, notes payable totalling $368,837, related party notes totalling $1,324,848, accrued interest of $488,415 and derivative liability of $61,451. We also had interest expense of $40,752 and $106,544 for the three and nine months ended May 31, 2015.

Cash Used In Operating Activities

The Company’s cash balance of $0 as of May 31, 2015, is a decrease of $11,489 during the nine months ended as compared to $11,489 at August 31, 2014.

Going Concern

The audited financial statements for the year ended August 31, 2014, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated no revenue since inception, and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at May 31, 2015, our company has accumulated losses of $3,647,100 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Cherubim Interests Inc.

/s/ Patrick Johnson

Patrick Johnson

CEO

July 20, 2015