Form 10-Q/A
period 2008-02-29
CHERUBIM INTERESTS, INC.
filed 2015-08-25
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB/A

Amendment No. 1

  X . Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

      . Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number    333-150061

INNOCENT, INC.

(Name changed to Cherubim Interests Inc.)

(Exact name of small business issuer as specified in its charter)

Nevada	Pending
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

755 Baywood Drive, Second Floor Petaluma, CA 94954
(Address of Principal Executive Offices)

(707) 658-4650
Issuer's telephone number:

None
(Former address if changed since last report)

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

Yes      .  No  X ..

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,000 Shares of $0.001 par value Common Stock outstanding as of May 9, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes  X .  No      .

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innocent, Inc.

/s/ Patrick Johnson

Patrick Johnson

Chief Executive Officer and Director

Dated: August 21, 2015

2