Form 10-K/A
period 2014-08-31
CHERUBIM INTERESTS, INC.
filed 2015-11-09
CIK 1421865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

AMENDMENT-1

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

The aggregate market value of the voting and non-voting equity held by non-affiliates is 7,000,000 shares at .01 a share as of August 31, 2013 for a total market value of $700,000, and a total of 20,000,000 issued and outstanding.

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