Form 10-K
period 2015-08-31
CHERUBIM INTERESTS, INC.
filed 2015-12-16
CIK 1421865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-150061

CHERUBIM INTERESTS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0585268
(State of incorporation)	(I.R.S. Employer ID No.)

1304 Norwood Dr. Bedford TX. 76022
(Address of principal executive officers, including Zip Code)

(888) 842-8872
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of August 31, 2015, there were 125,025,261 shares of common stock issued, par value $0.001, outstanding.

The aggregate market value of the voting and non-voting equity held by non-affiliates is 25,443,903 shares at .05 a share as of August 31, 2015 for a total market value of $6,367,004 and a total of 125,025,261 issued and outstanding.

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

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and the Company undertakes no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States\Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", the "Company" and "Cherubim" mean Cherubim Interests Inc., unless otherwise indicated.

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

Cherubim Interests Inc. ("Company") was organized September 27, 2006 under the laws of the State of Nevada for the purpose of selling new food products produced or developed by North American companies to foreign markets. On August 31, 2009, the Company discontinued its involvement in the sales of tea due to a strategic change in business focus by the acquisition of mineral rights as disclosed in the Company's 8-K filed with the SEC on September 2, 2009. The Company currently has limited operations or realized revenues from its planned principle business purpose and, in accordance with ASC 915, "Development Stage Entities", formerly known as SFAS 7, "Accounting and Reporting by Development State Enterprises ." is considered a Development Stage Enterprise. The Company was incorporated in the State of Nevada, United States of America on September 27, 2006 and its fiscal year end is August 31. The Company was engaged in sales of new food products produced or developed by North American companies to foreign markets and discontinued that business in August 2009. The Company previously operated in the oil and gas industry, focused on the exploration for and development of oil and gas properties. Cherubim Interests now targets alternative, commercial, single and multifamily dwelling opportunities for the purpose of investment purchase. It also provides renovation services to third party multifamily dwelling unit owners on a turn-key basis. Cherubim Interests specializes in covering the entire spectrum of development – including due diligence, acquisition, planning, construction, renovation, and property management. This comprehensive expertise allows the company to provide complete beginning-to-end development programs for all acquisitions.

On 11/4/ 2013 the company received official communication that Marcus Mueller, was resigning as a Director of Cherubim Interests Inc. to pursue other interest. The Board of Directors then appointed Patrick Johnson to serve as a Director of Cherubim Interests Inc.

On 11/13/2013 the Board of Directors appointed Patrick Johnson (37), Chief Operating Officer (COO).

On 11/13/2013 Cherubim Interests Inc. signed an exploration agreement with Evergreen Petroleum of Dallas, TX. Evergreen has over 150 years’ experience in the oil and gas industry, and particular with expertise in the state of Wyoming will be the General Manager of the Exploration Project including selection of areas to lease, drilling exploratory wells, drilling development wells, and producing oil and gas found. Evergreen has conducted and will continue to conduct both regional and local geological studies to define prospects that are worthy of acquiring oil and gas leases. Preliminary examinations of title to the minerals in these selected areas and the acquisition of said leases will be carried out for and on behalf of the Parties by Pacer Energy LLC (“Pacer”) of Gillette, Wyoming. The Operator of the drilling venture will be L & J Operating Inc. of Gillette, Wyoming, with the responsibility of obtaining the required bonds, preparation of the Joint Operating Agreement A.A.P.L. Form 610 – 1989. This team will be responsible for the selection of all contractors and suppliers, payment of all invoices, sale of produced oil, payment of Ad Valorem, Conservation, and Severance Taxes and payment to the Parties of their net income on a monthly basis. We will engage engineering and geological consultants as required. All the activities of the Operator shall be under the supervision of the parties to this agreement including daily and other interval reports. Cherubim Interests Inc. will be responsible for the funding of this project, with the initial operating funds of twenty-five thousand dollars ($25,000) due in 30 days from the date of the agreement.

On 11/14/2013 the Board of Directors authorized the issuance of five million (5,000,000) shares of rule 144 restricted common stock at a price of .015 per share value paid by the company and issued to Patrick Johnson for accepting the COO position, service as a Director and his efforts to bring a new venture and funding to the company. This issuance represents ownership of 20% of the current authorized and outstanding shares (25,000,000) of Cherubim Interests Inc.

On 11/26/2013 the Board of Directors authorized the conversion of old debt into Cherubim Interests Inc. Free Trading Common Stock in the amount of thirty three thousand dollars ($33,000) to QuoteBrand at a conversion rate of $.03 cents per share for a total of one million one hundred thousand shares (1,100,000) of Cherubim Interests Inc. common stock. This conversion will reduce the QuoteBrand Note Payable, issued on February 15, 2011 for cash funds received by Cherubim Interests Inc.

On January 6, 2014 the Board of Directors of Cherubim Interests Inc. met to review the notification from its auditor, Sam Kan and Company, concerning his issues with the SEC and that he was giving up his PCAOB certification license to perform public audits. The board discussed the work that had been performed by KLJ and Associates, LLP on the last three reporting when Sam Kan and Company, transferred the quarterly reviews to KLJ and Associates, LLP. The Board of Directors approved the following action; On January 6, 2014, the Board of Directors dismissed Sam Kan and Company, its independent registered public accounting firm. On the same date, January 6, 2014, the accounting firm of KLJ and Associates, LLP was engaged as the new independent registered public account firm.

On June 4, 2014 the Board of Directors appointed Patrick Johnson, Chief Executive Officer (CEO).

On June 4, 2014 the Board of Directors appointed Terry Lynch, President and Chairman of the Board.

On June 10, 2014 the Company appointed James Kerr, Chief Financial Officer (CFO).

On July 11, 2014 the Board of Directors authorized the conversion of existing debt into Cherubim Interests Inc. Free Trading Common Stock in the amount of thirty three thousand dollars ($81,000) to QuoteBrand at a conversion rate of $.03 cents per share for a total of two million seven hundred thousand shares (2,700,000) of Cherubim Interests Inc. common stock. This conversion will reduce the QuoteBrand Note Payable, issued over the past several years for cash funds received by Cherubim Interests Inc. with a current balance due of ninety thousand seven hundred forty eight dollars ($90,700) as of August 31, 2014.

Pursuant to an Agreement and Plan of Reorganization dated April 27, 2015, the Company agreed to acquire all of the membership interests of Cherubim Interests, LLC, a limited liability company, from Victura Construction Group, Inc. (“Victura”). Victura is an affiliate of Patrick Johnson, a director and President of the Company, and is a non-reporting public company trading under the symbol VICT. The acquisition closed on April 27, 2015. Pursuant to the acquisition, the Company has (a) effected a 1-for-15 reverse stock split, such that the 83,626,881 outstanding shares of common stock will be reclassified as 5,575,125 shares of new common stock; (b) issued 60 million shares of new common stock to Victura in the exchange; (b) amended the Articles of Incorporation to change the name of the Company to “Cherubim Interests, Inc.,” and (c) accepted the resignation of director and officer Terry Lynch and the appointment of new directors to serve with Patrick Johnson.

As a result, there are approximately 65,575,125 outstanding shares of Common Stock, plus some number of additional shares (estimated not to exceed 1,000) to be issued for rounding of the reverse stock split.

On or about April 27, 2015, the Company assigned its interest in the Rocky Ford oil and gas lease to outgoing director Terry Lynch in settlement of its debt of $280,000 in compensation and severance benefits due to him.

The acquisition of Cherubim and the disposition of the Rocky Ford lease reflects the Company’s change of business direction from oil and gas (resulting from the recent decline in market prices) and its adoption of his new business strategy to construct retail and grow facilities for the medical cannabis industry.

Effective April 27, 2015 the following persons joined Patrick Johnson and officers and directors:

Gary Fewell, age 53 Chief Operating Officer and Director, has held the same position at Victura since March 2014. Mr. Fewell has benefited from the mentorship of highly recognized oil and gas professionals for over 15 years, during which time he coordinated a number of oil and gas projects from conception through completion. He specializes in identifying potential long-term growth opportunities and in developing upstream projects in oil and gas development. Mr. Fewell has more than 20 years of relevant experience in both management and work environments ranging from Fortune 500 companies to start-up businesses. He has extensive experience in financial analysis, procurement, budget management, and all phases of project development.

Charly Everett, age 55, Director, has held the same position at Victura Construction since March 2014. Charly is the architect of Cherubim Builders Group, the flagship subsidiary of Victura Construction Group, Inc. Since its organization, Cherubim Builders Group has been an industry leader in construction services, offering several distinctive divisions including Gregg Construction (1972), WaterMasters Restoration (1999), and Designer Lane (2011). Together, they offer specialists in mitigation and restoration, renovation, remodeling, new construction and construction materials supply. Charly brings a deep and broad understanding of operations and team building, having served for over 15 years in the roles of Store Operations, Training and Development and Human Resources for Racetrac Petroleum prior to joining forces with WaterMasters at its inception. Subsequently adding Gregg Construction in 2005 and creating Designer Lane in 2011, Cherubim Builders Group was formed in 2012 to offer industry expert capabilities in all construction and supply areas. Charly’s reputation for integrity and service is unparalleled in the industry.

Corbin Grubbs, age 38 Chief Financial Officer, has held the same position at Victura since February 2015. Grubbs, a graduate of Texas Tech University, is the former Director and Chief Financial Officer of a privately held nationally recognized debt purchaser.  For over eight years he was an instrumental part of the executive management team that eventually sold the Company’s portfolio of assets to a larger publically held debt buyer.  He currently serves as the Chief Financial Officer of Victura Construction Group and has over 20 years of accounting and financial business experience.  Prior to this engagement, Corbin has held various management and leadership positions with both private and publically held organizations within the automotive, healthcare, financial services, and manufacturing industries.

On April 28, 2015, Terry Lynch resigned as an officer and director. He was provided the opportunity to provide a statement regarding his resignation to be filed with this 8-K and declined to do so.

On July 1, 2015, the Board of Directors of the Company approved a License Agreement with Victura Construction Group Inc. ("VICT") of proprietary technology relating to a fully portable and scalable, self-contained Controlled Environment Agriculture Cultivation Facility, which may or may not be accompanied with a Standard Operating Procedure (“SOP”) Manual, designed for the purposes of year round plant cultivation (“Technology”).  The Controlled Environment Agriculture Cultivation Technology (“Cultivation Unit”) may be used for cultivation year round in most climates as long as water and electricity are available in such a capacity as further defined in the site specific SOP.   The license is worldwide, non-revocable and perpetual except as otherwise set forth in the License Agreement. Under the License Agreement, VICT will be entitled to 5% of the gross revenues from any facility and have the exclusive right to construct each facility. VICT is under common control with the Company in that Mr. Patrick Johnson, CEO, is an officer and director of the Company and VICT.

On July 31, 2015, the Company issued a convertible promissory note to Auctus Fund LLC. in the amount of $45,750. The note is due on May 1, 2016 and bears interest at 10% per annum. The loan becomes convertible 300 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date.

Compliance with Environmental Laws

We are not aware of any environmental laws violations or issues.

Employees

The CEO, CFO and COO are full-time employees of the company.

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

ITEM 1A. RISK FACTORS

THERE IS SUBSTANTIAL UNCERTAINTY AS TO WHETHER WE WILL CONTINUE OPERATIONS.

If we discontinue operations, you could lose your investment. Our auditors have discussed their uncertainty regarding our business operations in their audit report dated August 31, 2015. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

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

ITEM 2. PROPERTIES

The company is currently operating at 1304 Norwood Dr. Bedford Texas where it rents office space for $500.00 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2015.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

Market Information

The common shares of Cherubim Interests Inc. are quoted on the OTC.

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

2014	High	Low
First Quarter	$0.02	$0.04
Second Quarter	$0.02	$0.02
Third Quarter	$0.08	$0.02
Fourth Quarter	$0.01	$0.07

2015	High	Low
First Quarter	$0.04	$0.01
Second Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.12	$0.04

Our shares of common stock commenced quotation on the OTC Bulletin Board under the symbol INCT on June 3, 2008 and currently trade under the symbol CHIT.

(b)

Holders of Common Stock: Currently we have approximately 36 shareholders of record, and 125,025,261 shares issued and outstanding with an approximate float of 18,851,720 shares as of August 31, 2015. Because of our small shareholder base, our stock may not experience high volume trading in the near future. We anticipate more shareholders in the future, but cannot guarantee any such happening.

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

Recent Sales of Unregistered Securities

On 11/14/2013 the Board of Directors authorized the issuance of five million (5,000,000) shares of rule 144 restricted common stock at a price of .015 per share value paid by the company and issued to Patrick Johnson for accepting the COO position, service as a Director and his efforts to bring a new venture and funding to the company. This issuance represented ownership of 20% of the then authorized and outstanding shares (25,000,000) of Cherubim Interests Inc.

On 11/26/2013 the Board of Directors authorized the conversion of old debt into Cherubim Interests Inc. Free Trading Common Stock in the amount of thirty three thousand dollars ($33,000) to QuoteBrand at a conversion rate of $.03 cents per share for a total of one million one hundred thousand shares (1,100,000) of Cherubim Interests Inc. common stock. This conversion will reduce the QuoteBrand Note Payable, issued on February 15, 2011 for cash funds received by Cherubim Interests Inc.

On 7/11/14 the Board of Directors authorized the conversion of existing debt into Cherubim Interests Inc. Free Trading Common Stock in the amount of thirty three thousand dollars ($81,000) to QuoteBrand at a conversion rate of $.03 cents per share for a total of two million seven hundred thousand shares (2,700,000) of Cherubim Interests Inc. common stock. This conversion will reduce the QuoteBrand Note Payable, issued over the past several years for cash funds received by Cherubim Interests Inc. with a current balance due of ninety thousand seven hundred forty eight dollars ($90,700) as of August 31, 2014.

On October 21, 2014 1,000,000 Shares were issued to Cloud Solutions LLC for Information Technology services on a one year contract valued at $50,000 USD.

On October 29, 2014 3,000,000 Shares were issued to Corporate Ads LLC for services.

On February 11, 2015 4,000,000 shares were issued to an executive of the company for services.

On February 11, 2015 1,000,000 shares were issued for services.

On February 13, 2015 1,333,333 shares were issued on conversion of a convertible promissory note.

On June 19, 2015 the Company issued a convertible promissory note to Gold Coast Capital, LLC in the amount of $25,000.

The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 70% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the forty-five (45) trading day period ending on the latest complete trading day prior to the conversion date.  This was a debt purchase of Ewing Oil Company LLC original debt note of $273,500 issued by the company on October 30, 2013.

On August 5th, 2014, the Company issued a convertible promissory note in the amount of $36,750. The note was due on August 5th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. On February 19, 2015, the note was cancelled by the holder resulting in a gain on extinguishment of debt of $38,329.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2015 or 2014.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Current Business

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the years ended August 31, 2015 and 2014 and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

		2015		2014
Revenue	$	−	$	−
Operating Expenses		(342,209)		(1,218,037)
Other Expenses		(573,641)		(520,498)
Net Loss		$(915,850)		$(1,738,535)

Revenue

Our gross revenue for the years ended August 31, 2015 and 2014 was $0 and $0. Prior revenues and cost of sales have been included in income from discontinued operations.

Operating Costs and Expenses

The major components of our expenses for the years ended August 31, 2015 and 2014 are outlined below:

	2015	2014
Operating expenses
Professional fees	$114,693	$362,957
Research and development	40,000	-
Travel and promotion	30,365	52,817
Exploration Costs	3,111	278,500
Other general & administrative	154,040	523,763
Total operating expenses	$342,209	$1,218,037

Operating Expenses

The increase in our operating costs for the year ended August 31, 2015, compared to the year ended August 31, 2014, was mainly due to non-cash expenses related to share issuance for services included in professional fees, research and development and other general and administrative.

Working Capital

	2015	2014
Current Assets	$16,293	$11,489
Current Liabilities	2,916,846	2,488,490
Working Capital Deficiency	2,900,553	2,477,001

Cash Flow

	2015	2014
Cash Used in Operating Activities	$(100,954)	$(318,197)
Cash Used in Investing Activities	(3,572)	-
Cash Provided by Financing Activities	109,330	318,019
Net Change in Cash	$4,804	$(178)

The Company had cash of $16,293, accounts payable and accrued liabilities of $214,230 derivative liability of $432,293, accrued interest $532,454 related party payable $995,698, notes payable $184,295 and unclaimed debt of $557,876 as of August 31, 2015. In comparison, the Company had cash of $11,489, accounts payable and accrued liabilities of $319,821 derivative liability of $106,785, accrued interest $383,450 related party payable $1,324,848 and notes payable $353,586 as of August 31, 2014.

Cash Used In Operating Activities

The Company used cash in operating activities in the amount of $100,954 and $318,197 during the years ended August 31, 2015 and 2014. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

In 2015 the Company purchased fixed assets of $3,572. No use of cash in 2014.

Cash from Financing Activities

In 2015, the Company funded its operations through the issuance of $109,330 in related party and other notes payable and interest expense $318,019 in 2014.

Due to the "startup" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In the event Cherubim Interests Inc. is unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may be forced to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

The audited financial statements for the years ended August 31, 2015 and 2014 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at August 31, 2015, our company has accumulated losses of $(4,215,721) since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2015 our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

CHERUBIM INTERESTS INC.

FINANCIAL STATEMENTS

August 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cherubim Interests Inc., Inc.

We have audited the accompanying balance sheets of Cherubim, Inc. (the “Company”) as of August 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for the years the ended. Cherubim Interests Inc., Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of Cherubim Interests Inc., Inc. as of August 31, 2015 and 2014 and the results of its operations and its cash flows for the years ended August 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company has not earned revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended August 31, 2015 and 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

December 15, 2015

5201 Eden Avenue

Suite 300

Edina, MN 55436

630.277.2330

CHERUBIM INTERESTS INC.

Balance Sheets

		August 31,
		2015	2014
ASSETS
Current assets
Cash		$16,293	$11,489
Notes receivable, net of allowance $878,354		−	−
Total current assets		16,293	11,489
Fixed assets		3,572	−
Oil and Natural Gas Property, Unproved (successful efforts method)		−	25,000
Total assets		$19,865	$36,489

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$	−	$123,770
Notes payable		184,295	353,586
Related party payables		995,698	1,324,848
Unclaimed debt		557,876	-
Accrued interest		532,454	383,450
Derivative liability		432,293	106,785
Accrued expenses and other liabilities		214,230	196,051
Total current liabilities		2,916,846	2,488,490

Notes payable (non-current portion)		−	−
Total liabilities		2,916,846	2,488,490

Stockholders' Deficit
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 125,025,261 and 4,206,700 issued and outstanding at August 31, 2015 and 2014, respectively		125,025	4,207
Shares Held in Escrow		(10,000)	(10,000)
Additional paid in capital		1,203,715	853,663
Accumulated deficit		(4,215,721)	(3,299,871)
Total stockholders' deficit		(2,896,981)	(2,452,001)

Total liabilities and stockholders' deficit		$19,865	$36,489

See accompanying notes to financial statements.

CHERUBIM INTERESTS INC.

Statements of Operations

		Year ended August 31,
		2015		2014

Revenues	$	−	$	−

Operating expenses
Professional fees		114,693		362,957
Travel and promotion		30,365		52,817
Research and development		40,000		−
Exploration Costs		3,111		278,500
Other general & administrative		154,040		523,763
Total operating expenses		342,209		1,218,037
Loss from operations		(342,209)		(1,218,037)

Other income (expense)
Interest expense		(149,005)		(121,913)
Debt discount		(65,500)		(48,450)
Derivative expense		(260,008)		(58,335)
Impairment of assets		−		(210,000)
Loss on extinguishment of debt		(99,128)		(81,800)
Total other income (expense)		(573,641)		(520,498)

Net loss		$(915,850)		$(1,738,535)
Basic and diluted loss per common share		$(0.05)		$(0.74)
Weighted average shares outstanding, basic and diluted		17,504,036		2,357,242

See accompanying notes to financial statements.

CHERUBIM INTERESTS INC.

Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Additional Paid in	Shares Held in	Subscription	Accumulated
	Shares	Amount ($)	Capital ($)	Escrow ($)	Receivable ($)	Deficit ($)	Total ($)
Balance, August 31, 2013	1,333,367	1,334	45,666	−	−	(1,561,336)	(1,514,336)
Common Stock Issued to Directors & Advisors	133,333	133	1,867	−	−	−	2,000
Common Stock Issued for Executives	1,813,333	1,813	600,437	−	−	−	602,250
Common Stock Issued for Services	6,667	7	813	−	−	−	820
Common Stock Issued for Conversion of debt	253,333	253	195,547	−	−	−	195,800
Non-trading Shares set aside for cancellation(Aug 2011)	666,667	667	9,333	(10,000)	−	−	−
Net Loss, year ended August 31 2014	−	−	−	−	−	(1,738,535)	(1,738,535)
Balance, August 31, 2014	4,206,700	4,207	853,663	(10,000)	−	(3,299,871)	(2,452,001)
Common Stock Issued for Services	105,050,174	105,050	222,796	−	−	−	327,846
Common Stock Issued for Conversion of debt	15,768,387	15,768	127,256	−	−	−	143,024
Net Loss, year ended August 31 2015	−	−	−	−	−	(915,850)	(915,850)
Balance, August 31, 2015	125,025,261	125,025	1,203,715	(10,000)	−	(4,215,721)	(2,896,981)

See accompanying notes to financial statements.

CHERUBIM INTERESTS INC.

Statements of Cash Flows

		Year ended August 31,
		2015		2014
Cash flows from operating activities
Net loss		$(915,850)		$(1,738,535)
Adjustments to reconcile net loss to net cash used in operating activities
Change in derivative		260,008		58,335
Debt discount		65,500		48,450
Common stock issued for services		321,846		605,070
Impairment loss		−		210,000
Write-off of oil and natural gas property		25,000		(25,000)
Stock issued to convert debt		-		114,000
Extinguishment of debt		100,707		81,800
Bad debt expense		−		−
Changes in operating assets and liabilities:
Accounts payable		(123,770)		123,771
Interest payable		147,426		121,912
Accrued expenses and other liabilities		18,179		82,000
Cash provided by (used in) operating activities		(100,954)		(318,197)

Cash flows from investing activities
Investment in oil and natural gas property		−		-
Purchase of fixed assets		(3,572)		−
Cash flows used in investing activities		(3,572)		-

Cash flows from financing activities
Proceeds from related party loan		3,830		224,678
Repayments of related party loan		−		−
Proceeds from notes payable		105,500		93,341
Proceeds from sale of stock		−		−
Cash provided by financing activities		109,330		318,019
Net change in cash		4,804		(178)
Cash at beginning of period		11,489		11,667
Cash at end of period		$16,293		$11,489

Supplemental disclosure of non-cash investing activities
Common shares issued for conversion of debt		$143,024		$114,000

Supplemental cash flow Information:
Cash paid for interest	$	−	$	−
Cash paid for income taxes	$	−	$	−

See accompanying notes to financial statements.

CHERUBIM INTERESTS INC.

Notes to Financial Statements

August 31, 2015 and 2014

NOTE 1 – NATURE OF BUSINESS

The Company was incorporated in the State of Nevada, United States of America on September 27, 2006 and its fiscal year end is August 31. The Company was engaged in sales of new food products produced or developed by North American companies to foreign markets and discontinued that business in August 2009. The Company previously operated in the oil and gas industry, focused on the exploration for and development of oil and gas properties. Cherubim Interests now targets alternative, commercial, single and multifamily dwelling opportunities for the purpose of investment purchase. It also provides renovation services to third party multifamily dwelling unit owners on a turn-key basis. Cherubim Interests specializes in covering the entire spectrum of development – including due diligence, acquisition, planning, construction, renovation, and property management. This comprehensive expertise allows the company to provide complete beginning-to-end development programs for all acquisitions.

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

Oil and Gas Property

The Company applies the successful efforts method of accounting for oil and gas properties. When incurred, exploration costs such as exploratory geological and geophysical costs, delay rentals, and exploration overhead will be charged against earnings as incurred. If an exploratory well provides evidence to justify potential completion as a producing well, drilling costs associated with the well will be initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. Acquisition costs of unproved properties are periodically assessed for impairment and will be transferred to proven oil and gas properties to the extent the costs are ultimately associated with successful exploration activities. Any significant undeveloped leases will be assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated.

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

CHERUBIM INTERESTS INC.

Notes to Financial Statements

August 31, 2015 and 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, accounts payable, notes payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2015 and 2014. The company notes that derivative liability as of August 31, 2015 is considered level III in the fair value hierarchy.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at August 31, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended August 31, 2015 and 2014

Depreciation, Depletion, and Amortization

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

CHERUBIM INTERESTS INC.

Notes to Financial Statements

August 31, 2015 and 2014

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

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company has accumulated deficit since inception of $4,215,721.We have negative working capital of $2,900,553 as of August 31, 2015. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 4 – STOCKHOLDERS' EQUITY

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $.0001 per share and no other class of shares is authorized.

Subsequent to August 31, 2015, the Company increased the total number of common shares authorized that may be issued by the Company to 5,000,000,000, authorized the issuance of 50,000,000 preferred shares and set the par value of the common and preferred shares to $.00001 per share.

As part of the share consolidation completed in May 2015, all applicable references to the number of shares and per share information has been restated on the basis of 15 old common shares for 1 new common share.

CHERUBIM INTERESTS INC.

Notes to Financial Statements

August 31, 2015 and 2014

NOTE 4 – STOCKHOLDERS' EQUITY (CONTINUED)

On November 5, 2013 333,333 shares issued to a consultant for services performed.

On June 20, 2014 6,667 Shares were issued to vendor for services performed

On June 20, 2014 933,333 shares were issued to executives of the company for services performed.

On June 20, 2014 33,333 Shares were issued to advisory board member

On July 1, 2014 410,000 shares were issued to executives of the company for services performed.

On July 11, 2014 133,333 shares were issued to executives of the company for services performed.

On July 11, 2014 180,000 shares were issued related to a debt conversion of $81,000 of principle the market price per share was $0.044

On August 20, 2014 100,000 Shares were issued to advisory board members for services performed.

On November 26, 2014 73,333 shares were issued related to a debt conversion of $33,000 of principle the market price per share was $0.07

On October 21, 2014 66,667 shares were issued to Cloud Solutions LLC for services.

On October 29, 2014 200,000 shares were issued to Corporate Ads LLC for services.

On February 11, 2015 266,667 shares were issued to an executive of the company for services.

On February 11, 2015 66,666 shares were issued for services.

On February 13, 2015 88,889 shares were issued on conversion of a convertible promissory note.

On February 18, 2015 12,903 shares were issued on conversion of a convertible promissory note.

On April 23, 2015 666,667 shares were issued to an executive of the company for services.

On April 29, 2015 13,675 shares were issued on conversion of a convertible promissory note.

On June 19, 2015 10,700,000 shares were issued to executives of the company for services.

On June 19, 2015 1,800,000 shares were issued for services.

On June 19, 2015 40,000,000 shares were issued for services.

On July 1, 2015 333,333 shares were issued to John Seidel for consulting services

On July 1, 2015 200,000 shares were issued to Antevora Capital Partners for consulting services

On July 6, 2015 174 shares were issued for services.

On July 21, 2015 11, 5000,000 shares were issued on conversion of a convertible promissory note.

On July 22, 2015 112,074 shares were issued on conversion of a convertible promissory note.

On July 27, 2015 750,000 shares were issued to Quality Stocks LLC for services

CHERUBIM INTERESTS INC.

Notes to Financial Statements

August 31, 2015 and 2014

NOTE 4 – STOCKHOLDERS' EQUITY (CONTINUED)

On July 30, 2015 3,892,157 shares were issued on conversion of a convertible promissory note.

On August 4, 2015 148,689 shares were issued on conversion of a convertible promissory note.

On August 29, 2015 50,000,000 shares were issued to executives of the company for services.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On August 5th, 2014, the Company issued a convertible promissory note in the amount of $32,500. The note was due on May 7th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. On February 13, 2015, $12,000 of the principal was converted into 1,333,333 common shares resulting in a loss on extinguishment of debt of $8,667.

On August 5th, 2014, the Company issued a convertible promissory note in the amount of $36,750. The note was due on August 5th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date.

On August 12th, 2014, the Company issued a convertible promissory note in the amount of $25,000. The note was due on August 12th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (14) trading day period ending on the latest complete trading day prior to the conversion date. On February 18, 2015, $1,500 of the principal was converted into 193,548 common shares resulting in a loss on extinguishment of debt of $1,577.

On September 8th, 2014, the Company issued a convertible promissory note in the amount of $32,500. The note was due on June 10th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

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

On June 19, 2015 the Company issued a convertible promissory note to Gold Coast Capital, LLC in the amount of $25,000.

The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 70% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the forty-five (45) trading day period ending on the latest complete trading day prior to the conversion date.  This was a debt purchase of Ewing Oil Company LLC original debt note of $273,500 issued by the company on October 30, 2013.

On July 31, 2015, the Company issued a convertible promissory note to Auctus Fund LLC. in the amount of $45,750. The note is due on May 1, 2016 and bears interest at 10% per annum. The loan becomes convertible 300 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date.

CHERUBIM INTERESTS INC.

Notes to Financial Statements

August 31, 2015 and 2014

.

NOTE 6 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date. The Company uses the Black-Scholes option pricing model to value the derivative liability. Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.047 - $0.20, exercise price of $0.004 - $0.010, dividend yield of zero, years to maturity of 0.07 – 0.77, a risk free rate of 0.06% - 0.11%, and annualized volatility of 127% - 315%. The above loans were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $78,814 upon recording of the derivative liabilities. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of August 31, 2015, unamortized debt discount totaling $33,000 remained.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt. During the period ended August 31, 2015, the Company recorded a total change in the value of the derivative liabilities of $260,008.

From inception to August 31, 2015 the Company has not granted any stock options.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the period ended August 31, 2015, applicable under ACS 740. As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The provision for federal income tax consists of the following:

Federal income tax benefit attributable		2015		2014
Current operations		$225,852		$608,487
Valuation allowance		(225,852)		(608,487)
Net deferred tax asset	$	−	$	−

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

		2015		2014
Net operating loss carry forward		$1,364,357		$1,138,505
Valuation allowance		(1,364,357)		(1,138,505)
Net deferred tax asset	$	−	$	−

The Company did not pay any income taxes during the years ended August 31, 2015 or 2014.

The net federal operating loss carry forward will expire in 2032. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

CHERUBIM INTERESTS INC.

Notes to Financial Statements

August 31, 2015 and 2014

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has current loans totaling $995,698 to fund operations which carry varying interest rates. As of August 31, 2015 and 2014, the Company owed $995,698 and $1,324,848 of principal plus accrued interest of $530,875 and $383,450. The loans are unsecured and due on demand and as such are included in current liabilities.

NOTE 9 – NOTE RECEIVABLE

The Company has advanced funds totaling $540,010 to Steele Resources with the intention of establishing a joint venture. The venture did not materialize and Steele Resources has agreed to return the funds to the Company. During the year ended August 31, 2014, the Company established a full reserve against the balance as a result.

The Company has advanced funds totaling $338,344 to Global Finishing with the intention of establishing a joint venture. The venture did not materialize. During the year ended August 31, 2014, the Company established a full reserve against the balance as a result.

During the year ended August 31, 2015, the Company has written off the notes receivable and the related reserves.

NOTE 10 – SUBSEQUENT EVENTS

On August 5th, 2014, the Company issued a convertible promissory note to KBM Worldwide in the amount of $32,500. The note is due on May 7th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. On September 24, 2015 $760.00 of the remaining principle amount of the note together with $1,300.00 of accrued and unpaid interest totaling $2,060.00 was converted into 1,373,333 common shares of the company resulting in an extinguishment of debt of $32,500.00. THIS NOTE HAS BEEN PAID IN FULL

On August 12th, 2014, the Company issued a convertible promissory note in the amount of $25,000. The note was due on August 12th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (14) trading day period ending on the latest complete trading day prior to the conversion date. On February 18, 2015, $1,500 of the principal was converted into 193,548 common shares resulting in a loss on extinguishment of debt of $1,577. To date $18,000 of the principle debt of $25,000 has been converted into 48,606,681 shares.

On September 8th, 2014, the Company issued a convertible promissory note to KBM Worldwide in the amount of $32,500. The note is due on June 10th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. On October 22, 2015 $1,700.00 of the remaining principle amount of the note together with the accrued and unpaid interest was converted into 2,023,810 common shares of the company resulting in an extinguishment of debt of $46,425.00. THIS NOTE HAS BEEN PAID IN FULL

On December 19th, 2014, the Company issued a convertible promissory note to KBM Worldwide in the amount of $33,000. The note is due on September 26th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. On November 22, 2015 the remaining principle amount of the note together with the accrued and unpaid interest was converted into common shares of the company resulting in an extinguishment of debt of $33,000.00.  THIS NOTE HAS BEEN PAID IN FULL

CHERUBIM INTERESTS INC.

Notes to Financial Statements

August 31, 2015 and 2014

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

On June 19, 2015 the Company issued a convertible promissory note to Gold Coast Capital, LLC in the amount of $25,000.

The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 70% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the forty-five (45) trading day period ending on the latest complete trading day prior to the conversion date.  This was a debt purchase of Ewing Oil Company LLC original debt note of $273,500 issued by the company on October 30, 2013. To date, $19,975.00 of the $25,000 of the debt has been converted into 20,920,958 shares.

On October 14, 2015, the Board of Directors of Cherubim Interests, Inc. (the “Company”) approved the amendment and restatement of the Company’s Articles of Incorporation attached hereto as Exhibit 3(i) (the “Restatement”). The purpose of the Restatement was to:

i.

Increase the number of authorized shares of Common Stock to 5,000,000,000;

ii.

Increase the number of authorized shares of Preferred Stock to 50,000,000;

iii.

Set the par value of the Common and Preferred Stock to $0.00001;

iv.

Authorize the Board of Directors to issue “blank check” Preferred Stock and fix the rights, preferences, privileges, qualifications, limitations, and restrictions of any Preferred Stock issued by the Company, including the number of shares constituting any series or the designation of such series.

Also on October 14, 2015, the Board of the Company approved the amendment and restatement of the Certificates of Designation to the Articles of Incorporation of the Company’s Series A and B Preferred Stock (“the Preferred Classes”). The rights, preferences, privileges, restrictions and characteristics of the Preferred Classes are detailed in the Amended Certificate of Designation to the Articles of Incorporation filed hereto as exhibits 3(ii) and 3(iii) to this filing.

On October 14, 2015 the Company declared a dividend of 1 Series B Preferred share per 100,000 shares of common stock to the owners of record as of the close of business on October 14, 2015.

On October 27, 2015 $15,000 of affiliate debt was converted into 300,000,000 restricted shares of the company’s common stock.

On November 9, 2015 $90,000 of affiliate debt was converted into 1,800,000,000 restricted shares of the company’s common stock.

On December 10, 2015 $507,806.96 of the company’s debt was converted into Series B Preferred Stock at a price of $2.50.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

(a)

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, who are its principal executive, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period (August 31, 2014) covered by this Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, have concluded the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-K were ineffective because of comments from the SEC that required additional disclosure and restatement of other disclosed information.

Conclusions

Based upon the evaluation of our controls, the Chief Executive Officer and Chief Financial Officer have concluded that, the disclosure controls and procedures are ineffective providing reasonable assurance that material information relating to the company activity is communicated in sufficient detail. Although, changes have been made to provide the level of detail that is required in the company filings based upon the SEC comments, the company is not prepared at this time to remove the ineffective status of the disclosure controls and procedures. The company will continue to work in these deficiencies.

(b)

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.” Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

Conclusions

Based upon the evaluation of our controls, the Chief Executive Officer and Chief Financial Officer has concluded that, the internal control over financial reporting are ineffective providing reasonable assurance that material information relating to the company activity is communicated in sufficient detail. Although, changes have been made to provide the level of detail that is required in the company filings based upon the SEC comments, the company is not prepared at this time to remove the ineffective status of the internal control over financial reporting The Company will continue to work in these deficiencies.

(c)

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the period ended August 31, 2015 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting

PART III

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Corporation	Age	Date First Elected / Appointed
Patrick Johnson	CEO, Director	39	November 14, 2013
Gary Fewell	COO, Director	53	April 27, 2015
Corbin Grubbs	CFO	39	April 27, 2015
Charles Everett	Chairman	54	April 27, 2015

Business Experience

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years except as noted below:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

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

Cherubim Interests Inc. does not have any committees of the board of directors at this time. The board of directors does not have a nominations committee because there is two directors and shareholder suggestions would be known to the entire board. As such, the board of directors believes there will be sufficient communication by shareholders with the board about matters and nominees to be brought to its attention.

Cherubim Interests Inc. directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Cherubim Interests Inc., board of directors has determined that its directors are not an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Cherubim Interests Inc., board of directors has determined, however, that its directors are able to read and understand fundamental financial statements and has business experience that results in that member's financial sophistication. Accordingly, the board of directors have directed that, in light of the material weaknesses identified in our disclosure controls and procedures and internal control over financial reporting, that the CEO become more familiar with the SEC Filing requirements and the company will seek additional outside assistance as funding becomes available to provide such a service.

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms. Officers hold their positions at the will of the Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Cherubim Interests Inc.'s affairs.

Code of Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees, including our CEO and senior officers. A copy of our Code of Ethics is attached hereto as an Exhibit 14. Shareholders may also request a copy of the Code of Ethics from: Cherubim Interests Inc., Investor Relations, 1304 Norwood Dr. Bedford TX. 76022.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer and Chief Financial Officer and Director during the fiscal period ended August 31, 2015.

		Annual Compensation			Long Term Compensation Awards Stock Options
Name and Principal Position	Fiscal Year	Salary	Stock		Granted

Patrick Johnson – CEO, Director	2013	$150,000	$-	$	−

Gary Fewell – COO, Director	2015	$135,000	$-	$	−

Corbin Grubbs- CFO	2015	$117,500	$-		$-

Option Grants in 2015 and 2014

No options were granted during 2015 or 2014.

Aggregated Option Exercises in 2015 and 2014 Year-End Option Values

No options were exercised by our Officers or Directors during 2015 or 2014.

Stock Incentive Plan - Awards in 2015 and 2014

During 2015 or 2014, no shares, options or other rights were granted to any of our employees or Officers.

Director Compensation

No options were granted or payments made in compensation for services rendered to any Cherubim Interests Inc. directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at August 31, 2015, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of Class	Name of Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common	Patrick Johnson	29,180,786	23.3%
Common	Gary Fewell	12,514,118	10.0%
Common	Corbin Grubbs	6,550,000	5.2%
Common	Charles Everett	38,742,702	31.0%

The percent of class is based on 125,025,261 shares of common stock issued and outstanding as of the date of this annual report.

The Company has no securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended August 31, 2015:

The CEO, CFO, and COO provide management services to the Company. During the year ended August 31, 2015 accrued management services of $176,500 were charged to operations.

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

RELATED PARTY NOTE HOLDERS:

NAME	AMOUNT	OFFICER/ DIRECTOR	SHAREHOLDER
A. Krioukov	22,130		YES
John Gingerich	655,700
Ewing	273,500		YES
Marcus Mueller	11,000		YES
P. Johnson	5,128	YES	YES
Wayne Doss	500		YES

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

Cherubim Interests Inc.

/s/ Patrick Johnson

Patrick Johnson

CEO/CFO, and Director

Dated: December 15, 2015

/s/ Corbin Grubbs

Corbin Grubbs

CFO

Dated:  December 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Cherubim Interests Inc.

/s/ Patrick Johnson

Patrick Johnson

CEO and Director

Dated:  December 15, 2015

/s/ Corbin Grubbs

Corbin Grubbs

CFO

Dated:  December 15, 2015