Form 10-Q
period 2015-11-30
CHERUBIM INTERESTS, INC.
filed 2016-01-20
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2015

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

As of November 30, 2015 there were 2,632,502,507 shares of common stock, par value $0.00001, outstanding.

CHERUBIM INTERESTS INC.

UNAUDITED FINANCIAL STATEMENTS

November 30, 2015

Condensed Balance Sheets as of November 30, 2015 (Unaudited) and August 31, 2015	4
Condensed Statements of Operations for the Three Months Ended November 30, 2015 and 2014 (Unaudited)	5
Condensed Statements of Cash Flows for the Three Months Ended November 30, 2015 and 2014 (Unaudited)	6
Notes to Unaudited Condensed Financial Statements	7

CHERUBIM INTERESTS INC.

Condensed Balance Sheets

	November 30, 2015	August 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$1,710	$16,293
Notes receivable, net of allowance of $878,354	-	-
Total current assets	1,710	16,293

Fixed assets	14,852	3,572

Total assets	$16,562	$19,865

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$5,000	$-
Notes payable	115,192	184,295
Related party payables	967,149	995,698
Unclaimed debt	557,875	557,876
Accrued interest	566,783	532,454
Derivative liability	62,591	432,293
Accrued expenses and other liabilities	209,856	214,230
Total current liabilities	2,484,446	2,916,846

Notes payable (non-current portion)	-	-
Total liabilities	2,484,446	2,916,846

Stockholders' Deficit
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 2,632,502,507 and 125,025,261 issued and outstanding at November 30, 2015 and August 31, 2015, respectively	26,319	125,025
Series B preferred stock to be issued	1	-
Shares held in escrow	(10,000)	(10,000)
Additional paid in capital	3,625,105	1,203,715
-t -Accumulated deficit stage	(6,109,309)	(4,215,721)
Total stockholders' deficit	(2,467,884)	(2,896,981)

Total liabilities and stockholders' deficit	$16,562	$19,865

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC.

Condensed Statements of Operations (unaudited)

	Three months ended November 30,
	2015	2014
Revenues	$-	$-

Operating expenses
Professional fees	8,880	160,714
Travel and promotion	4,225	18,725
Bad debt	-	-
Depreciation	1,220	-
Other general and administrative	2,165,030	8,945
Total operating expenses	2,179,355	188,384

Loss from operations	(2,179,355)	(188,394)

Other income (expense)
Other income	-	-
Interest expense	(39,549)	(32,878)
Debt discount	-	(32,500)
Derivative recovery	369,702	20,503
Impairment of assets	-	-
Loss on extinguishment of debt	(44,386)	(6,000)
Total other income (expense)	285,767	(50,875)

Income (loss) before provision for income taxes	(1,893,588)	(239,259)

Provision for Income taxes	-	-

Net income (loss)	$(1,893,588)	$(239,259)

Basic and diluted income (loss) per common share	$0.00	$(0.00)

Weighted average shares outstanding	774,242,244	64,594,505

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC.

Condensed Statements of Cash Flows (unaudited)

	Three months ended November 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(1,893,588)	$(239,259)
Adjustments to reconcile net loss to net cash used in operating activities
Change in derivative	(369,702)	(20,503)
Debt discount	-	32,500
Common stock issued for services	2,160,000	80,000
Extinguishment of debt	44,386	6,000
Bad debt expense	-	-
Depreciation	1,220	-
Changes in operating assets and liabilities:
Accounts payable	5,000	(16,999)
Interest payable	34,329	32,878
Accrued expenses and other liabilities	(4,374)	81,254
Cash used in operating activities	(22,729)	(44,129)

Cash flows from investing activities
Investment in oil and natural gas property	-	(10)
Purchase of fixed assets	(12,500)	-
Cash flows used in investing activities	(12,500)	(10)

Cash flows from financing activities
Proceeds from related party loan	20,646	-
Increase in bank indebtedness	-	150
Proceeds from notes payable	-	32,500
Cash provided by financing activities	20,646	32,650

Net change in cash	(14,583)	(11,489)
Cash at beginning of period	16,293	11,489
Cash at end of period	$1,710	$-

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

November 30, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Cherubim Interests Inc. (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2014 and 2013 audited financial statements.  The results of operations for the period ended November 30, 2015 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company has accumulated deficit since inception of $6,109,309 and a negative working capital of $2,482,736 as of November 30, 2015. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

On August 5th, 2014, the Company issued a convertible promissory note to KBM Worldwide in the amount of $32,500. The note is due on May 7th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. On July 29, 2015 $12,000 of principal debt was converted into 392,000 common shares, On September 10, 2015 $12,000 was converted into 1,578,947 common shares, On September 21, 2015 $11,900 was converted into 2,924,390 common shares, On September 24, 2015 $760 of the remaining principal amount of the note together with $1,300.00 of accrued and unpaid interest totaling $2,060 was converted into 1,373,333 common shares of the company resulting in an extinguishment of debt of $32,500. THIS NOTE HAS BEEN PAID IN FULL.

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

November 30, 2015

On August 5th, 2014, the Company issued a convertible promissory note to LG Capital in the amount of $36,750. The note was due on August 5th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. On April 27, 2015 $1,600 of principal debt along with $92.23 of accrued interest totalling $1,692.23 was converted into 205,118 common shares of the company, On July 21, 2015 $3,150 of principal debt along with $240 of accrued interest totalling $3,390 was converted into 112,074 common shares, On July 31, 2015 $4,000 of principal debt along with $314 of accrued interest totalling $4,314 was converted into 148,689 common shares of the company. To date $8,750 of the principal debt of $36,750 has been converted into 465,881 common shares of the company.

On August 12th, 2014, the Company issued a convertible promissory note to ADAR BAYS LLC in the amount of $25,000. The note was due on August 12th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (14) trading day period ending on the latest complete trading day prior to the conversion date. On February 18, 2015, $1,500 of the principal debt was converted into 193,548 common shares, On November 9, 2015 $2,211 of principal debt was converted into 3,846,154 common shares, On November 9, 2015 $7,000 of principal debt was converted into 12,173,913 common shares, On November 18, 2015 $7,288 of principal debt was converted into 32,393,156 common shares of the company.

On September 8th, 2014, the Company issued a convertible promissory note to KBM Worldwide in the amount of $32,500. The note is due on June 10th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. On September 24, 2015 $2,325 of principal debt was converted into 1,550,000 common shares, On September 28, 2015 $3,210 of principal debt was converted to 2,918,182 common shares, On September 30, 2015 $2,720 of principal debt was converted to 2,924,731 common shares, On October 2, 2015 $7,020 of principal debt was converted to 7,548,387 common shares, On October 6, 2015 $7,020 of principal debt was converted into 7,548,387 common shares, On October 14, 2015 $7,020 of principal debt was converted into 7,548,387 common shares, On October 22, 2015 $5,395 of principal debt together with $900 of accrued and unpaid interest for a total of $6,925 was converted into 7,494,048 common shares. On October 23, 2015 $1,700 of the accrued and unpaid interest was converted into 2,023,810 common shares of the company resulting in an extinguishment of debt of $46,425. THIS NOTE HAS BEEN PAID IN FULL.

On December 19th, 2014, the Company issued a convertible promissory note to KBM Worldwide in the amount of $33,000. The note is due on September 26th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. On October 23, 2015 $4,640 of principal debt was converted into 5,523,810 common shares, On November 3, 2015 $5,510 of principal debt was converted into 7,547,945 common shares, On November 4, 2015 $5,050 of principal debt was converted into 7,537,313 common shares, On November 5, 2015 $5,050 of principal debt was converted into 7,537,313 common shares, On November 9, 2015 $5,050 of principal debt was converted into 7,537,313 common shares, On November 11, 2015 $4,600 of principal debt was converted into 7,540,984 common shares, On November 16, 2015 $2,640 of principal debt was converted into 7,542,857 common shares, On November 19, 2015 the remaining principal amount of the note $460 together with the accrued and unpaid interest of $1,320 totalling $1,780 was converted into 6,846,154 common shares of the company resulting in an extinguishment of debt of $33,000.  THIS NOTE HAS BEEN PAID IN FULL.

On June 19, 2015 the Company issued a convertible promissory note to Gold Coast Capital, LLC in the amount of $25,000. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 70% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the forty-five (45) trading day period ending on the latest complete trading day prior to the conversion date.  On September 15, 2015 $10,000 of principal debt was converted into 6,250,000 common shares, On September 24, 2015 $4,586 of principal debt was converted into 6,744,934 common shares, On October 9, 2015 $5,389 of principal debt was converted into 7,926,024 common shares. To date, $19,975 of the $25,000 of the debt has been converted into 20,920,958 shares.

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

November 30, 2015

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

NOTE 5 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date. The Company uses the Black-Scholes option pricing model to value the derivative liability. There was no derivative liability at November 30, 2015. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt. During the period ended November 30, 2015, the Company recorded a total change in the value of the derivative liabilities of $(369,702).

From inception to November 30, 2015 the Company has not granted any stock options.

NOTE 6 - STOCKHOLDERS' EQUITY

The total number of common shares authorized that may be issued by the Company is 5,000,000,000 shares with a par value of $0.0001 per share and 50,000,000 preferred shares.

On September 12, 2015 1,578,947 shares were issued on conversion of a convertible promissory note.

On September 16, 2015 6,250,000 shares were issued on conversion of a convertible promissory note.

On September 22, 2015 2,924,390 shares were issued on conversion of a convertible promissory note.

On September 24, 2015 2,923,333 shares were issued on conversion of a convertible promissory note.

On September 29, 2015 2,918,182 shares were issued on conversion of a convertible promissory note.

On September 30, 2015 6,744,934 shares were issued on conversion of a convertible promissory note.

On October 1, 2015 2,924,731 shares were issued on conversion of a convertible promissory note.

On October 5, 2015 7,548,387 shares were issued on conversion of a convertible promissory note.

On October 8, 2015 7,548,387 shares were issued on conversion of a convertible promissory note.

On October 12, 2015 7,548,387 shares were issued on conversion of a convertible promissory note.

On October 13, 2015 15,474,411 shares were issued on conversion of a convertible promissory note.

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

November 30, 2015

On October 14, 2015, the Board of Directors of Cherubim Interests, Inc. (the “Company”) approved the amendment and restatement of the Company’s Articles of Incorporation. The purpose of the Restatement was to:

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

On October 14, 2015, the Company declared a dividend of 1 Series B Preferred share per 100,000 shares of common stock to the owners of record as of the close of business on December 31, 2015.

On October 21, 2015 7,548,387 shares were issued on conversion of a convertible promissory note.

On October 22, 2015 7,494,048 shares were issued on conversion of a convertible promissory note.

On October 23, 2015 2,023,810 shares were issued on conversion of a convertible promissory note.

On October 26, 2015 7,500,000 shares were issued on conversion of a convertible promissory note.

On October 27, 2015 $15,000 of affiliate debt was converted into 300,000,000 restricted shares of the company’s common stock.

On October 30, 2015 5,523,810 shares were issued on conversion of a convertible promissory note.

On November 3, 2015 7,547,945 shares were issued on conversion of a convertible promissory note.

On November 4, 2015 7,537,313 shares were issued on conversion of a convertible promissory note.

On November 6, 2015 25,037,313 shares were issued on conversion of a convertible promissory note.

On November 9, 2015 $90,000 of affiliate debt was converted into 1,800,000,000 restricted shares of the company’s common stock.

On November 9, 2015 12,173,913 shares were issued on conversion of a convertible promissory note.

On November 10, 2015 7,537,313 shares were issued on conversion of a convertible promissory note.

On November 12, 2015 32,540,984 shares were issued on conversion of a convertible promissory note.

On November 18, 2015 7,542,857 shares were issued on conversion of a convertible promissory note.

On November 19, 2015 32,393,156 shares were issued on conversion of a convertible promissory note.

On November 21, 2015 6,846,154 shares were issued on conversion of a convertible promissory note.

On November 23, 2015 70,000,000 shares were issued on conversion of a convertible promissory note.

On November 24, 2015 100,000,000 shares were issued on conversion of a convertible promissory note.

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

November 30, 2015

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has current loans totaling $967,149 to fund operations which carry varying interest rates. As of November 30, 2015 (August 31, 2015), the Company owed $967,149 ($995,698) of principal plus accrued interest of $566,783 ($532,454). The loans are unsecured and due on demand and as such are included in current liabilities.

NOTE 8 – SUBSEQUENT EVENTS

On August 12th, 2014, the Company issued a convertible promissory note to ADAR BAYS LLC in the amount of $25,000. The note was due on August 12th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (14) trading day period ending on the latest complete trading day prior to the conversion date. On February 18, 2015, $1,500 of the principal debt was converted into 193,548 common shares, On November 9, 2015 $2,211.54 of principal debt was converted into 3,846,154 common shares, On November 9, 2015 $7,000 of principal debt was converted into 12,173,913 common shares, On November 18, 2015 $7,288 of principal debt was converted into 32,393,156 common shares, On November 25, 2015 $7,000 of principal debt along with $2,470 of accrued interest totalling $9,470 was converted into 75,757,520 common shares of the company resulting in an extinguishment of debt of $25,000. THIS NOTE HAS BEEN PAID IN FULL.

On June 19, 2015 the Company issued a convertible promissory note to Gold Coast Capital, LLC in the amount of $25,000. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 70% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the forty-five (45) trading day period ending on the latest complete trading day prior to the conversion date.  On September 15, 2015 $10,000 of principle debt was converted into 6,250,000 common shares, On September 24, 2015 $4,586 of principle debt was converted into 6,744,934 common shares, On October 9, 2015 $5,389 of principle debt was converted into 7,926,024 common shares. To date, $19,975 of the $25,000 of the debt has been converted into 20,920,958 shares.

On December 10, 2015 $507,807 of the company’s debt was converted into Series B Preferred Stock at a price of $2.50.

In accordance with ASC 855-10, we have analyzed our operations subsequent to January 19, 2016 to the date of these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

On October 14, 2015, the Board of Directors of Cherubim Interests, Inc. (the “Company”) approved the amendment and restatement of the Company’s Articles of Incorporation. The purpose of the Restatement was to:

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

On October 14, 2015, the Company declared a dividend of 1 Series B Preferred share per 100,000 shares of common stock to the owners of record as of the close of business on December 31, 2015.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three month period ended November 30, 2015, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Three months ended November 30,
	2015	2014
Revenues	$-	$-

Operating expenses
Professional fees	8,880	160,714
Travel and promotion	4,225	18,725
Bad debt	-	-
Depreciation	1,220	-
Other general and administrative	2,165,030	8,945
Total operating expenses	2,179,355	188,394

Loss from operations	$(2,179,355)	$(188,394)

Revenue

Our gross revenue for the three-month period ended November 30, 2015, was $0, compared to $0 for the same period in fiscal 2014. Prior revenues and cost of sales have been included in income from discontinued operations.

Operating Expenses

The primary increase in the operating expenses for the three months ended November 30, 2015 over the prior periods was the increase in other general and administrative expenses accrued and paid in shares. This was partially offset by the decreased professional expenses in the three months ended November 30, 2015.

Liquidity and Capital Resource

	November 30, 2015	August 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$1,710	$16,293

Total current assets	1,710	16,293

Fixed assets	14,852	3,572

Total assets	$16,562	$19,865

Cash Flows

	Three months ended November 30,
	2015	2014

Cash used in operating activities	$(22,729)	$(44,129)

Cash flows used in investing activities	(12,500)	(10)

Cash provided by financing activities	20,646	32,650

Cash at end of period	$1,710	$-

The Company had cash of $1,710; accounts payable and accrued liabilities of $214,856, notes payable totalling $115,192, related party notes totalling $967,149 a derivative liability of $62,591 and accrued interest of $566,783. We also had interest expense of $39,549 for the three months ended November 30, 2015 and an accumulated Net Loss of $6,109,309 as of November 30, 2015.

Cash Used In Operating Activities

The Company’s cash balance of $1,710 as of November 30, 2015, is a decrease of $14,583 during the three months ended as compared to $16,293 at August 31, 2015.

Going Concern

The audited financial statements for the year ended August 31, 2015, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated no revenue since inception, and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at November 30, 2015, our company has accumulated losses of -$4,054,308 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2015, our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

January 20, 2016

/s/ Corbin Grubbs

Corbin Grubbs

CFO

January 20, 2016