Form 10-Q
period 2016-02-29
CHERUBIM INTERESTS, INC.
filed 2016-04-14
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 29, 2016

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

As of February 29, 2016 there were 3,862,296,184 shares of common stock, par value $0.00001, outstanding.

CHERUBIM INTERESTS INC.

UNAUDITED FINANCIAL STATEMENTS

February 29, 2016

Condensed Balance Sheets as of February 29, 2016 (Unaudited) and August 31, 2015	4
Condensed Statements of Operations for the Three and Six Months Ended February 29, 2016 and February 28, 2015 (Unaudited)	5
Condensed Statements of Cash Flows for the Six Months Ended February 29, 2016 and February 28, 2015 (Unaudited)	6
Notes to Unaudited Condensed Financial Statements	7

CHERUBIM INTERESTS INC.

Condensed Balance Sheets

	February 29, 2016	August 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$875	$16,293
Notes receivable, net of allowance of $878,354	-	-
Total current assets	875	16,293

Fixed assets	13,632	3,572

Total assets	$14,507	$19,865

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$28,985	$-
Notes payable	100,273	184,295
Related party payables	639,108	995,698
Unclaimed debt	580,006	557,876
Accrued interest	539,013	532,454
Derivative liability	35,558	432,293
Accrued expenses and other liabilities	160,936	214,230
Total current liabilities	2,083,879	2,916,846

Notes payable (non-current portion)	-	-
Total liabilities	2,083,879	2,916,846

Stockholders' Deficit
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 3,862,329,167 and 125,025,261 issued and outstanding at February 29, 2016 and August 31, 2015, respectively	38,618	125,025
Series B preferred stock to be issued	1	-
Shares held in escrow	(10,000)	(10,000)
Additional paid in capital	4,169,507	1,203,715
Deficit accumulated during the development stage	(6,267,498)	(4,215,721)
Total stockholders' deficit	(2,069,372)	(2,896,981)

Total liabilities and stockholders' deficit	$14,507	$19,865

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC.

Condensed Statements of Operations (unaudited)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	8,820	161,522	17,700	322,236
Travel and promotion	-	3,049	4,225	21,774
Bad debt	-	-	-	-
Depreciation	1,221	-	2,441	-
Other general and administrative	150,387	5,618	2,315,417	14,563
Total operating expenses	160,428	170,189	2,339,783	358,573

Loss from operations	(160,428)	(170,189)	(2,339,783)	(358,573)

Other income (expense)
Other income	-	-	-	-
Interest expense	(33,255)	(32,914)	(72,804)	(65,792)
Debt discount	-	(33,000)	-	(64,997)
Derivative recovery	27,033	100,048	396,735	120,048
Impairment of assets	-	-	-	-
Gain (loss) on extinguishment of debt	8,461	28,085	(35,925)	22,085
Total other income (expense)	2,239	62,219	288,006	(11,344)

Loss before provision for income taxes	(158,189)	(107,970)	(2,051,777)	(347,229)

Provision for Income taxes	-	-	-	-

Net loss	$(158,189)	$(107,970)	$(2,051,777)	$(347,229)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	3,555,139,779	66,431,135	2,164,691,012	68,288,172

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC.

Condensed Statements of Cash Flows (unaudited)

	Six months ended
	February 29, 2016	February 28, 2015
Cash flows from operating activities
Net loss	$(2,051,777)	$(347,229)
Adjustments to reconcile net loss to net cash used in operating activities
Change in derivative	(396,735)	(120,551)
Debt discount	-	65,500
Common stock issued for services	2,160,000	157,500
Extinguishment of debt	35,925	(20,506)
Bad debt expense	-	-
Depreciation	2,441	-
Changes in operating assets and liabilities:
Accounts payable	28,986	(25,631)
Interest payable	6,560	64,213
Accrued expenses and other liabilities	118,831	150,019
Cash used in operating activities	(95,769)	(76,685)

Cash flows from investing activities
Investment in oil and natural gas property	-	(20)
Purchase of fixed assets	(12,500)	-
Cash flows used in investing activities	(12,500)	(20)

Cash flows from financing activities
Proceeds from related party loan	92,851	-
Increase in bank indebtedness	-	-
Proceeds from notes payable	-	65,500
Cash provided by financing activities	92,851	65,500

Net change in cash	(15,418)	(11,205)
Cash at beginning of period	16,293	11,489
Cash at end of period	$875	$284

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

February 29, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Cherubim Interests Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 29, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2014 and 2013 audited financial statements. The results of operations for the period ended February 29, 2016 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company has accumulated deficit since inception of $6,267,498 and a negative working capital of $2,083,004 as of February 29, 2016. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

February 29, 2016

NOTE 4 - CONVERTIBLE NOTES PAYABLE

On August 5th, 2014, the Company issued a convertible promissory note to LG Capital in the amount of $36,750. The note was due on August 5th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. On April 27, 2015 $1,600 of principal debt along with $92 of accrued interest totaling $1,692 was converted into 205,118 common shares of the company, On July 21, 2015 $3,150 of principal debt along with $240 of accrued interest totaling $3,390 was converted into 112,074 common shares, On July 31, 2015 $4,000 of principal debt along with $314 of accrued interest totaling $4,314 was converted into 148,689 common shares of the company, On January 21, 2016 $6,500 of principal debt along with $757 of accrued interest totaling $7,257 was converted into 131,962,181 shares of the company. To date $15,250 of the principal debt of $36,750 has been converted into 132,428,062 common shares of the company.

On June 19, 2015 the Company issued a convertible promissory note to Gold Coast Capital, LLC in the amount of $25,000. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 70% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the forty-five (45) trading day period ending on the latest complete trading day prior to the conversion date. On September 15, 2015 $10,000 of principal debt was converted into 6,250,000 common shares, On September 24, 2015 $4,586 of principal debt was converted into 6,744,934 common shares, On October 9, 2015 $5,389 of principal debt was converted into 7,926,024 common shares. To date, $19,975 of the $25,000 of the debt has been converted into 20,920,958 shares. On December 10, 2015 the company entered into a debt settlement agreement with Gold Coast Capital LLC.

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

NOTE 5 – DERIVATIVE LIABILITIES

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date. The Company uses the Black-Scholes option pricing model to value the derivative liability. There was no derivative liability at February 29, 2016. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt. During the period ended February 29, 2016, the Company recorded a total change in the value of the derivative liabilities of $(396,735).

From inception to February 29, 2016 the Company has not granted any stock options.

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

February 29, 2016

NOTE 6 - STOCKHOLDERS' EQUITY

The total number of common shares authorized that may be issued by the Company is 5,000,000,000 shares with a par value of $0.0001 per share and 50,000,000 preferred shares.

On December 10, 2015 $507,807 of the company’s debt was converted, at a price of $2.50, into 20,312 warrants exercisable into Series B Preferred Stock at a price of $0.01 per share.

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

On December 1, 2015 72,878,760 shares were issued on conversion of a convertible promissory note.

On December 7, 2015 100,000,000 shares were issued on conversion of a convertible promissory note.

On December 14, 2015 220,000,000 shares were issued on conversion of a convertible promissory note.

On December 29, 2015 200,000,000 shares were issued on conversion of a convertible promissory note.

On January 4, 2016 571,962,181 shares were issued on conversion of a convertible promissory note.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has current loans totaling $639,108 to fund operations which carry varying interest rates. As of February 29, 2016 (August 31, 2015), the Company owed $639,108 ($995,698) of principal plus accrued interest of $202,387 ($532,454). The loans are unsecured and due on demand and as such are included in current liabilities.

NOTE 9 – SUBSEQUENT EVENTS

On March 31, 2016 the Company acquired 100% of the membership interests of Golden Eagle Roofing LLC.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

On December 2015, the Company entered into a debt settlement agreement with Gold Coast Capital LLC

On February 9, 2016, holders of a majority of the voting rights of the Company approved a 30,000 to 1 reverse split of the Company’s Common Stock (“Reverse Split”), meaning that each 30,000 shares of Common Stock will be consolidated into 1 share of Common Stock following the reverse split, provided however, that fractional shares would be rounded up to the nearest whole share. Notice of the action taken by holders of a majority of the voting rights of the Company was provided to non-consenting shareholders in accordance with Nevada law.

On February 29, 2016, Cherubim Interests, Inc., a Nevada corporation (the “Company”) entered into a share exchange agreement (the “SPA”), by and among the Company, Victura Construction Group Inc. , Inc., a Wyoming corporation (“VICT”), and the shareholders of VICT, pursuant to which the Company purchased all of the outstanding common stock of Victura Roofing LLC., and Cherubim Builders Group LLC. (Oklahoma) from Victura Construction Group Inc. in exchange for 60,000 shares of the companies Series C preferred stock, par value $0.00001 per share (the “Series C Preferred Stock”). Victura Roofing was a wholly owned subsidiary of Victura Construction Group Inc., and is led by industry professionals with a 20 year track record of success. Victura Roofing provides quality work for internal Victura subsidiaries Gregg Construction and WaterMasters Restoration as well as provides a platform for market business opportunities in the Dallas/Ft. Worth Metroplex.

Cherubim Builders Group LLC (Oklahoma) is a general contractor that focuses on opportunities in restoration and reconstruction as well as multi-family and new home construction in the Oklahoma City Region.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three month period ended February 29, 2016, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Three months ended		Six months ended
	February 29, 2016	February 29, 2015	February 29, 2016	February 29, 2015
Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	8,820	161,522	17,700	322,236
Travel and promotion	-	3,049	4,225	21,774
Bad debt	-	-	-	-
Depreciation	1,221	-	2,441	-
Other general and administrative	150,387	5,618	2,315,417	14,563
Total operating expenses	160,428	170,189	2,339,783	358,573

Loss from operations	(160,428)	(170,189)	(2,339,783)	(358,573)

Revenue

Our gross revenue for the three and six month period ended February 29, 2016, was $0, compared to $0 for the same period in fiscal 2015.

Operating Expenses

The primary decrease in the operating expenses for the three months ended February 29, 2016 over the prior period was the decreased professional expenses. This was partially offset by the increase in other general and administrative expenses.

The primary increase in the operating expenses for the six months ended February 29, 2016 over the prior periods was the increase in other general and administrative expenses accrued and paid in shares. This was partially offset by the decreased professional expenses in the six months ended February 29, 2016.

Liquidity and Capital Resource

	February 29, 2016	August 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$875	$16,293

Total current assets	875	16,293

Fixed assets	13,632	3,572

Total assets	$14,507	$19,865

Cash Flows

	Six months ended
	February 29, 2016	February 28, 2015

Cash used in operating activities	$(95,769)	$(76,685)

Cash flows used in investing activities	(12,500)	(20)

Cash provided by financing activities	92,851	65,500

Cash at end of period	$875	$284

The Company had cash of $875; accounts payable and accrued liabilities of $28,985, notes payable totalling $100,273, related party notes totalling $639,108, a derivative liability of $35,558 and accrued interest of $539,013. We also had interest expense of $72,804 for the six months ended February 29, 2016 and an accumulated Net Loss of $6,267,498 as of February 29, 2016.

Cash used in operating activities

The Company’s cash balance of $875 as of February 29, 2016, is a decrease of $15,418 during the six months ended as compared to $16,293 at August 31, 2015.

Cash flows used in investing activities

The Company’s cash flows used in investing activities as of February 29, 2016, decreased by $12,500 as a result of revamping the corporate website to better reflect the current business model and overall operating strategy.

Cash flows provided by financing activities

The Company’s cash flows provided by financing activities as of February 29, 2016, increased by $92,851 as a result of proceeds received from a related party loan.

Going Concern

The audited financial statements for the year ended August 31, 2015, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at February 29, 2016, our company has accumulated losses of $6,267,498 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion. Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2015, our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 19, 2009 convertible notes in the amount of $10,000 were converted to 10,000,000 shares of rule- 144 restricted common stock. The value of the shares was determined by the Board of Directors at the time the Company secured ten thousand dollars ($10,000) in funding from outside parties to fund the company, that funding was completed at .001 per share. The company issued 3,000,000 shares as approved by the Board of Directors to the President and CEO Wayne A Doss, for services valued at $3,000 at the same per share basis as the convertible Notes.

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

April XX, 2016

/s/ Corbin Grubbs

Corbin Grubbs

CFO

April XX, 2016