Form 10-Q
period 2016-05-31
CHERUBIM INTERESTS, INC.
filed 2016-08-31
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

      . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      .No  X .

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

As of May 31, 2016 there were 3,862,296,184 shares of common stock, par value $0.00001, outstanding.

CHERUBIM INTERESTS INC.

UNAUDITED FINANCIAL STATEMENTS

May 31, 2016

Condensed Consolidated Balance Sheets as of May 31, 2016 (Unaudited) and August 31, 2015	4
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended May 31, 2016 and May 31, 2015 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended May 31, 2016 and May 31, 2015 (Unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

CHERUBIM INTERESTS INC.

Condensed Consolidated Balance Sheet (Unaudited)

	May 31, 2016	August 31, 2015

ASSETS
Current assets
Cash	$90,107	$16,293
Due from Related Party	42,844	-
Prepaid costs	5,507	-
Total current assets	138,458	16,293
Property and equipment	12,411	3,572

Total assets	$150,869	$19,865

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$35,336	$-
Deferred Revenue	121,721	-
Notes payable	100,273	184,295
Due to related parties	658,067	995,698
Unclaimed debt	580,006	557,876
Accrued interest	571,796	532,454
Derivative liability	86,168	432,293
Accrued expenses and other liabilities	62,123	214,230
Total current liabilities	2,215,490	2,916,846

Total liabilities	2,215,490	2,916,846

Stockholders' Deficit
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 3,862,329,167 and 125,025,261 issued and outstanding at May 31, 2016 and August 31, 2015, respectively	38,618	125,025
Series B preferred stock to be issued	(1)	-
Shares held in escrow	(10,000)	(10,000)
Additional paid in capital	4,169,507	1,203,715
Accumulated deficit	(6,262,745)	(4,215,721)

Total stockholders' deficit	(2,064,621)	(2,896,981)

Total liabilities and stockholders' deficit	$150,869	$19,865

See accompanying notes to unaudited condensed consolidated financial statements

CHERUBIM INTERESTS INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Revenues	$27,937	$-	$27,937	$-
Cost of Goods Sold	19,975	-	19,975	-

Gross Profit	7,962	-	7,962	-
Operating expenses
Compensation expense	114,375	-	2,404,206	-
Professional fees	3,381	(289,480)	21,081	32,756
Travel and promotion	3,041	2	7,266	21,776
Depreciation	1,220	-	3,661	-
General and administrative	12,870	282	48,456	14,845
Total operating expenses	134,887	(289,196)	2,484,670	69,377

(Income) loss from operations	126,925	(289,196)	2,476,708	69,377

Other income (expense)
Interest expense	(32,783)	(40,752)	(105,587)	(106,544)
Debt discount	-	-	-	(65,500)
Derivative recovery	(50,610)	(9,717)	346,126	110,834
Loss on extinguishment of debt	-	-	(35,925)	22,085
Forgiveness of debt income	225,070	-	225,070	-
Total other income (expense)	141,677	(50,469)	429,684	(39,125)

Income (loss) before provision for income taxes	14,752	238,727	(2,047,024)	(108,502)

Provision for income taxes	-	-	-	-

Net income (loss)	$14,752	$238,727	$(2,047,024)	$(108,502)

Basic and diluted income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	3,555,139,779	77,626,880	3,862,329,167	71,588,171

See accompanying notes to unaudited condensed consolidated financial statements

CHERUBIM INTERESTS INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine month ended
	May 31, 2016	May 31, 2015
Cash flows from operating activities
Net loss	$(2,047,024)	$(108,502)
Adjustments to reconcile net loss to net cash used in operating activities
Change in derivative liability	(346,125)	(110,834)
Debt discount	-	65,500
Common stock issued for services	2,160,000	157,500
Extinguishment of debt	(35,925)	(20,506)
Bad debt expense	-	-
Depreciation	3,661	-
Debt converted to equity	173,556	-
Forgiveness of debt	(225,070)	-
Changes in operating assets and liabilities:
Prepaid costs	(5,507)	-
Accounts payable	35,336	(25,631)
Deferred revenue	121,721	-
Interest payable	39,342	104,965
Accrued expenses and other liabilities	162,342	(164,481)
Cash provided by (used in) operating activities	36,307	(101,989)

Cash flows from investing activities
Investment in oil and natural gas property	-	25,000
Purchase of fixed assets	(12,500)	-
Cash flows used in investing activities	(12,500)	25,000

Cash flows from financing activities
Proceeds from related party loan	92,851	-
Due to(from) related parties	(42.844)	-
Proceeds from notes payable	-	65,500
Cash provided by financing activities	50,007	65,500

Net change in cash	73,814	(11,489)
Cash at beginning of period	16,293	11,489
Cash at end of period	$90,107	$-

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Notes payable converted to common stock	$-	$80,000

See accompanying notes to unaudited condensed consolidated financial statements

CHERUBIM INTERESTS INC.

Notes to Consolidated Unaudited Condensed Financial Statements

May 31, 2016

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Cherubim Interests Inc. (the "Company") without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2015 and 2014 audited financial statements.  The results of operations for the period ended May 31, 2016 are not necessarily indicative of the operating results for the full year.

NOTE 2 – NATURE OF BUSINESS

Cherubim Interests Inc. ("Company") was organized September 27, 2006 under the laws of the State of Nevada for the purpose of selling new food products produced or developed by North American companies to foreign markets. On August 31, 2009, the Company discontinued its involvement in the sales of tea due to a strategic change in business focus by the acquisition of mineral rights as disclosed in the Company's 8-K filed with the Securities and Exchange Commission on September 2, 2009. The Company currently has limited operations or realized revenues from its planned principle business purpose and, in accordance with ASC 915, "Development Stage Entities", formerly known as SFAS 7, "Accounting and Reporting by Development State Enterprises." is considered a Development Stage Enterprise. The Company was incorporated in the State of Nevada, United States of America on September 27, 2006 and its fiscal year end is August 31. The Company was engaged in sales of new food products produced or developed by North American companies to foreign markets and discontinued that business in August 2009. The Company previously operated in the oil and gas industry, focused on the exploration for and development of oil and gas properties. Cherubim Interests now targets alternative, commercial, single and multifamily dwelling opportunities for the purpose of investment purchase. It also provides renovation services to third party multifamily dwelling unit owners on a turn-key basis. Cherubim Interests specializes in covering the entire spectrum of development – including due diligence, acquisition, planning, construction, renovation, and property management. This comprehensive expertise allows the company to provide complete beginning-to-end development programs for all acquisitions.  Cherubim Interests LLC, is a 100% wholly-owned subsidiary of Cherubim Interests Inc. and acts as a construction subcontractor for the company. Victura Roofing LLC, is a 100% wholly-owned subsidiary of Cherubim Interests Inc. and acts as a residential and commercial roofing subcontractor for the company.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company has accumulated deficit since inception of $6,262,745 and a negative working capital of $2,047,024 as of May 31, 2016. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock and/or preferred stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

CHERUBIM INTERESTS INC.

Notes to Consolidated Unaudited Condensed Financial Statements

May 31, 2016

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

On July 31, 2015, the Company issued a convertible promissory note to Auctus Fund, LLC. in the amount of $45,750. The note is due on May 1, 2016 and bears interest at 10% per annum. The loan becomes convertible 300 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date.

NOTE 5 – DERIVATIVE LIABILITIES

In accordance with ASC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible. The derivative liability was then revalued on each reporting date. The Company uses the Black-Scholes option-pricing model to value the derivative liability. There was no derivative liability at May 31, 2016. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt. During the nine months ended May 31, 2016, the Company recorded a total change in the value of the derivative liabilities of $(346,125).

From inception to May 31, 2016 the Company has not granted any stock options.

CHERUBIM INTERESTS INC.

Notes to Consolidated Unaudited Condensed Financial Statements

May 31, 2016

NOTE 6 - STOCKHOLDERS' EQUITY

The total number of common shares authorized that may be issued by the Company is 5,000,000,000 shares with a par value of $0.0001 per share and 50,000,000 preferred shares.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has amounts due to related parties utilized to fund operations which carry varying interest rates. As of May 31, 2016 (August 31, 2015), the Company owed $639,108 ($995,698) of principal plus accrued interest of $202,387 ($532,454). The loans are unsecured and due on demand and as such are included in current liabilities.  These amounts have been reduced by the conversion of debt into equity.

NOTE 9 – SUBSEQUENT EVENTS

On July 31, 2015, the Company issued a convertible promissory note to Auctus Fund LLC. in the amount of $45,750. On June 23, 2016, $64,934 of the principal and interest was converted into 865,792 common shares of the Company’s common stock.

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

On February 29, 2016, Cherubim Interests, Inc., a Nevada corporation (the “Company”) entered into a share exchange agreement (the “SPA”), by and among the Company, Victura Construction Group Inc., Inc., a Wyoming corporation (“VICT”), and the shareholders of VICT, pursuant to which the Company purchased all of the outstanding equity interests of Victura Roofing LLC., and Cherubim Builders Group LLC. (Oklahoma) from Victura Construction Group Inc. in exchange for 60,000 shares of the Company’s Series C preferred stock, par value $0.00001 per share (the “Series C Preferred Stock”). Victura Roofing was a wholly owned partnership of Victura Construction Group Inc., and is led by industry professionals with a 20-year track record of success. Victura Roofing provides quality work for internal Victura subsidiaries Gregg Construction and WaterMasters Restoration as well as provides a platform for market business opportunities in the Dallas/Ft. Worth metroplex.

Cherubim Builders Group LLC (Oklahoma) is a general contractor that focuses on opportunities in restoration and reconstruction as well as multi-family and new home construction in the Oklahoma City area.  Cherubim Builders Group LLC has not commenced operations.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the nine month period ended May 31, 2016, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Three months ended		Nine months ended
	May 31, 2016	May 31 2015	May 31, 2016	May 31 2015
Revenues	$27,937	$-	$27,937	$-
Cost of Goods Sold	19,975	-	19,975	-

Operating expenses
Compensation	114,375	-	2,404,206	-
Professional fees	3,381	(289,480)	21,081	32,756
Travel and promotion	3,041	2	7,266	21,776
Bad debt	-	-	-	-
Depreciation	1,220	-	3,661	-
Other general and administrative	12,870	282	48,456	14,845
Total operating expenses	134,887	289,196	2,484,670	69,377

Profit/Loss from operations	(126,925)	(289,196)	2,476,708	69,337

Revenue

Gross revenues for the three and nine month periods ended May 31, 2016, were $27,937 compared to $0 for the same periods in fiscal 2015. These gross revenues were generated from a subcontracting agreement with Golden Eagle Construction Inc.

Operating Expenses

The primary decrease in the operating expenses for the three months ended May 31, 2016 over the same period in fiscal 2015 was the decreased professional expenses. This was partially offset by the increase in other general and administrative expenses.

The primary increase in the operating expenses for the nine months ended May 31, 2016 over the same period in fiscal 2015 was the increase in other general and administrative expenses accrued and paid in shares. This was partially offset by the decreased professional expenses.

Liquidity and Capital Resource

Cash Flows

	Nine months ended
	May 31, 2016	May 31, 2015

Cash used in operating activities	$36,307	$(101,989)

Cash flows used in investing activities	(12,500)	25,000

Cash provided by financing activities	50,007	65,500

Net increase (decrease) in cash	73,814	(11,489)

Cash beginning of period	16,293	11,489

Cash at end of period	$90,107	$-

The Company had cash of $90,107; accounts payable and accrued liabilities of $799,196, notes payable totalling $100,273, related party notes totalling $658,057 a derivative liability of $86,168 and accrued interest of $571,796. We also had interest expense of $105,587 for the nine months ended May 31, 2016 and an accumulated Net Loss of (2,047,024) as of May 31, 2016.

Cash Used In Operating Activities

The Company’s cash balance of 90,107 as of May 31, 2016, is increase of $73,814 during the nine months ended as compared to $16,293 at August 31, 2015.

Going Concern

The audited financial statements for the year ended August 31, 2015, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business.  The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at May 31, 2016, our company has accumulated losses of $6,262,744 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion. Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2015, our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

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

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and/or preferred stock. However, we cannot provide investors with any assurance that we will be able to secure sufficient funding from the sale of our equity securities to fund our marketing plan and operations. At this time, we cannot provide investors with any assurance that we will be able to secure sufficient funding from the sale of our equity securities or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing and continue to be dependent upon related party/shareholder funding. The Company plans to secure additional capital by the use of Notes Payable, Convertible Notes Payable, Private Placements, and partnerships and revenue sharing in future opportunities. This financing activity may lead to stock dilution and changes in control

Off-Balance Sheet Arrangements

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

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

August 31, 2016

/s/ Patrick Johnson

Patrick Johnson

CFO

August 31, 2016