Form 10-Q/A
period 2016-05-31
CHERUBIM INTERESTS, INC.
filed 2016-11-03
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A

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

CHERUBIM INTERESTS INC.

UNAUDITED FINANCIAL STATEMENTS

May 31, 2016

Condensed Consolidated Balance Sheets as of May 31, 2016 (Unaudited) and August 31, 2015	4
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended May 31, 2016 and May 31, 2015 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended May 31, 2016 and May 31, 2015 (Unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

CHERUBIM INTERESTS INC.

Condensed Consolidated Balance Sheet (Unaudited)

	May 31, 2016	August 31, 2015

ASSETS
Current assets
Cash	$90,107	$16,293
Due from Related Party	42,844	-
Prepaid costs	5,507	-
Total current assets	138,458	16,293
Property and equipment	12,411	3,572

Total assets	$150,869	$19,865

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$35,336	$-
Deferred Revenue	121,721	-
Notes payable	758,340	1,179,993
Unclaimed debt	580,006	557,876
Accrued interest	571,796	532,454
Derivative liability	86,168	432,293
Accrued expenses and other liabilities	62,123	214,230
Total current liabilities	2,215,490	2,916,846

Total liabilities	2,215,490	2,916,846

Stockholders' Deficit
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 3,862,329,167 and 125,025,261 issued and outstanding at May 31, 2016 and August 31, 2015, respectively	38,618	125,025
Series B preferred stock to be issued	(1)	-
Shares held in escrow	(10,000)	(10,000)
Additional paid in capital	4,169,507	1,203,715
Accumulated deficit	(6,262,745)	(4,215,721)

Total stockholders' deficit	(2,064,621)	(2,896,981)

Total liabilities and stockholders' deficit	$150,869	$19,865

See accompanying notes to unaudited condensed consolidated financial statements

CHERUBIM INTERESTS INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Revenues	$27,937	$-	$27,937	$-
Cost of Goods Sold	19,975	-	19,975	-

Gross Profit	7,962	-	7,962	-
Operating expenses
Compensation expense	114,375	-	2,404,206	-
Professional fees	3,381	(289,480)	21,081	32,756
Travel and promotion	3,041	2	7,266	21,776
Depreciation	1,220	-	3,661	-
General and administrative	12,870	282	48,456	14,845
Total operating expenses	134,887	(289,196)	2,484,670	69,377

(Income) loss from operations	126,925	(289,196)	2,476,708	69,377

Other income (expense)
Interest expense	(32,783)	(40,752)	(105,587)	(106,544)
Debt discount	-	-	-	(65,500)
Derivative recovery	(50,610)	(9,717)	346,126	110,834
Loss on extinguishment of debt	-	-	(35,925)	22,085
Forgiveness of debt income	225,070	-	225,070	-
Total other income (expense)	141,677	(50,469)	429,684	(39,125)

Income (loss) before provision for income taxes	14,752	238,727	(2,047,024)	(108,502)

Provision for income taxes	-	-	-	-

Net income (loss)	$14,752	$238,727	$(2,047,024)	$(108,502)

Basic and diluted income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	3,555,139,779	77,626,880	3,862,329,167	71,588,171

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

November 3, 2016

/s/ Patrick Johnson

Patrick Johnson

CFO

November 3, 2016