Form 10-Q/A
period 2016-05-31
CHERUBIM INTERESTS, INC.
filed 2016-11-03
CIK 1421865

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

CHERUBIM INTERESTS INC.

Notes to Consolidated Unaudited Condensed Financial Statements

May 31, 2016

NOTE 4 - CONVERTIBLE NOTES PAYABLE

As of May 31, 2016 the convertible notes payable consisted of:

Date of		Interest	Conversion	Maturity	Principal	Net
Note	Noteholder	Rate	Rate	Date	Amount	Note

Various	J. Gingerich	10%	50%	Various	$815,880	$658,067

8/15/14	LG Capital, Inc,	8%	55%	4/15/15	$36,750	$20,082

9/14/14	Bay Street Capital	8%	50%	5/14/15	$25,000	$22,300

7/31/15	Auctus Fund, LLC	10%	50%	1/31/16	$45,750	$45,750

Various	Chic & Savvy	10%	50%	Various	$9,450	$9,450

Various	Small Miscellaneous Other	10%	50%	Various		$2,691

						$758,340

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