Form 10-Q/A
period 2016-05-31
CHERUBIM INTERESTS, INC.
filed 2016-11-30
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 4

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

EXPLANATORY NOTE

The purpose of this Amendment No. 4 to the Quarterly Report of Cherubim Interests Inc. (the “Company”) on Form 10-Q for the period ended May 31, 2016, filed with the Securities and Exchange Commission on August 31, 2016 (the “Form 10-Q”), is to furnish an updated Exhibit 101 to the Form 10-Q to reflect changes in the balance sheet and footnotes that were filed in two Form 10-Q/A’s on November 3, 2016 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been to the Form 10-Q. This Amendment No. 4 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Title of Document
31.1	Sec. 302 Certification of CEO
31.2	Sec. 302 Certification of CFO
32.1 101	Sec. 906 Certification of CEO/CFO XBRL (eXtensible Business Reporting Language)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cherubim Interests Inc.

/s/ Patrick Johnson

Patrick Johnson

CEO

September 1, 2016

/s/ Patrick Johnson

Patrick Johnson

CFO

November 30, 2016

3