Form 10-K
period 2016-08-31
CHERUBIM INTERESTS, INC.
filed 2017-04-28
CIK 1421865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

(888) 842-8872
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .. .

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X .

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of August 31, 2016, there were 32,903 shares of Preferred B stock issued and outstanding

As of August 31, 2016, there were 18,799,226 shares of common stock issued, par value $0.00001, outstanding.

The aggregate market value of the voting and non-voting equity held by non-affiliates is 4,918,662 shares at .05 a share as of August 31, 2016 for a total market value of $245,933 and a total of 18,799,226 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes      . No  X .

TABLE OF CONTENTS

PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and the Company undertakes no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States\Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Cherubim” mean Cherubim Interests Inc., unless otherwise indicated.

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

Cherubim Interests Inc. (“Company”) was organized September 27, 2006 under the laws of the State of Nevada for the purpose of selling new food products produced or developed by North American companies to foreign markets. On August 31, 2009, the Company discontinued its involvement in the sales of tea due to a strategic change in business focus by the acquisition of mineral rights as disclosed in the Company’s 8-K filed with the SEC on September 2, 2009. The Company currently has limited operations or realized revenues from its planned principle business purpose and, in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development State Enterprises .” is considered a Development Stage Enterprise. The Company was incorporated in the State of Nevada, United States of America on September 27, 2006 and its fiscal year end is August 31. The Company was engaged in sales of new food products produced or developed by North American companies to foreign markets and discontinued that business in August 2009. The Company previously operated in the oil and gas industry, focused on the exploration for and development of oil and gas properties. Cherubim Interests now targets alternative, commercial, single and multifamily dwelling opportunities for the purpose of investment purchase. It also provides renovation services to third party multifamily dwelling unit owners on a turn-key basis. Cherubim Interests specializes in covering the entire spectrum of development – including due diligence, acquisition, planning, construction, renovation, and property management. This comprehensive expertise allows the company to provide complete beginning-to-end development programs for all acquisitions.

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

On December 19th, 2014, the Company issued a convertible promissory note to KBM Worldwide in the amount of $33,000. The note is due on September 26th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. On October 23, 2015 $4,640 of principal debt was converted into 5,523,810 common shares, On November 3, 2015 $5,510 of principal debt was converted into 7,547,945 common shares, On November 4, 2015 $5,050 of principal debt was converted into 7,537,313 common shares, On November 5, 2015 $5,050 of principal debt was converted into 7,537,313 common shares, On November 9, 2015 $5,050 of principal debt was converted into 7,537,313 common shares, On November 11, 2015 $4,600 of principal debt was converted into 7,540,984 common shares, On November 16, 2015 $2,640 of principal debt was converted into 7,542,857 common shares, On November 19, 2015 the remaining principal amount of the note $460 together with the accrued and unpaid interest of $1,320 totaling $1,780 was converted into 6,846,154 common shares of the company resulting in an extinguishment of debt of $33,000. THIS NOTE HAS BEEN PAID IN FULL.

On August 12th, 2014, the Company issued a convertible promissory note to ADAR BAYS LLC in the amount of $25,000. The note was due on August 12th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (14) trading day period ending on the latest complete trading day prior to the conversion date. On February 18, 2015, $1,500 of the principal debt was converted into 193,548 common shares, On November 9, 2015 $2,211.54 of principal debt was converted into 3,846,154 common shares, On November 9, 2015 $7,000 of principal debt was converted into 12,173,913 common shares, On November 18, 2015 $7,288 of principal debt was converted into 32,393,156 common shares, On November 25, 2015 $7,000 of principal debt along with $2,470 of accrued interest totaling $9,470 was converted into 75,757,520 common shares of the company resulting in an extinguishment of debt of $25,000. THIS NOTE HAS BEEN PAID IN FULL.

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

On June 19, 2015, the Company issued a convertible promissory note to Gold Coast Capital, LLC in the amount of $25,000. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 70% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the forty-five (45) trading day period ending on the latest complete trading day prior to the conversion date.  On September 15, 2015 $10,000 of principal debt was converted into 6,250,000 common shares, On September 24, 2015 $4,586 of principal debt was converted into 6,744,934 common shares, On October 9, 2015 $5,389 of principal debt was converted into 7,926,024 common shares. To date, $19,975 of the $25,000 of the debt has been converted into 20,920,958 shares. On December 10, 2015, the company entered into a debt settlement agreement with Gold Coast Capital LLC.

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

On February 29, 2016, Cherubim Interests, Inc., a Nevada corporation (the “Company”) entered into a share exchange agreement (the “SPA”), by and among the Company, Victura Construction Group Inc., Inc., a Wyoming corporation (“VICT”), and the shareholders of VICT, pursuant to which the Company purchased all of the outstanding common stock of Victura Roofing LLC, and Cherubim Builders Group LLC (Oklahoma) from Victura Construction Group Inc. in exchange for 60,000 shares of the companies Series C preferred stock, par value $0.00001 per share (the “Series C Preferred Stock”). Victura Roofing was a wholly owned subsidiary of Victura Construction Group Inc., and is led by industry professionals with a 20-year track record of success. Victura Roofing provides quality work for internal Victura subsidiaries Gregg Construction and WaterMasters Restoration as well as provides a platform for market business opportunities in the Dallas/Ft. Worth Metroplex. Cherubim Builders Group LLC (Oklahoma) is a general contractor that focuses on opportunities in restoration and reconstruction as well as multi-family and new home construction in the Oklahoma City Region.

On May 1 2016, the Company accepted the resignation of Corbin Grubbs Chief Financial Officer

On July 31, 2015, the Company issued a convertible promissory note to Auctus Fund LLC the amount of $45,750. On June 23, 2016, $64,934 of the principal and interest was converted into 865,792 common shares of the Company’s common stock.

Cherubim Interests, Inc., (hereafter, the “Registrant” or the “Company”) adopted its 2016 Equity Incentive Plan. Originally adopted on June 12, 2016, the 2016 Equity Incentive Plan is amended and restated as of July12, 2016 (hereinafter referred to as the “Plan”). The nature and purpose of the Plan is to compensate the Company’s officers, directors, employees, and consultants (hereafter, collectively, “Participants” or individually a “Participants”) for services rendered to the Company and to generate an increased incentive to contribute to the progress of the Company. The Plan is attached as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on or about July 12, 2016, and provides for the issuance of an aggregate of 10,000,000 shares of the Registrant’s common stock in connection with common stock purchase options granted under the Plan, or outright grants of common stock under the Plan (grants of common stock purchase options or shares of common stock are hereafter generically referred to as “Awards.”  Awards under the Plan may be made at any time up until June 12, 2022 (the “Plan Expiration Date”)

On July 28, 2016, the Company issued a convertible promissory note in the amount of $50,000. The note is due on January 28, 2017 and bears interest at 10% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate subject to mutual agreement and approval by the Board of Directors.

On July 28, 2016, the Company issued a convertible promissory note in the amount of $25,000. The note is due on January 28, 2016 and bears interest at 10% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate subject mutual agreement and approval by the Board of Directors.

Compliance with Environmental Laws

We are not aware of any environmental laws violations or issues.

Employees

The CEO and COO are full-time employees of the company.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (‘SEC’), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

THERE IS SUBSTANTIAL UNCERTAINTY AS TO WHETHER WE WILL CONTINUE OPERATIONS.

If we discontinue operations, you could lose your investment. Our auditors have discussed their uncertainty regarding our business operations in their audit report dated August 31, 2016. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

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

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC’S PENNY STOCK REGULATIONS AND THE FINRA’S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker- dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 2. PROPERTIES

The company is currently operating at 1304 Norwood Dr. Bedford Texas where it rents office space for $500.00 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2016.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

Market Information

The common shares of Cherubim Interests Inc. are quoted on the OTC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

2015	High	Low
First Quarter	$0.04	$0.01
Second Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.12	$0.04

2016	High	Low
First Quarter	$0.0254	$0.0011
Second Quarter	$3.33	$.0017
Third Quarter	$3.33	$3.33
Fourth Quarter	$1.05	$.0068

Our shares of common stock commenced quotation on the OTC Bulletin Board under the symbol INCT on June 3, 2008 and currently trade under the symbol CHIT.

(b)

Holders of Common Stock: Currently we have approximately 900 shareholders of record, and 18,799,226 shares issued and outstanding with an approximate float of 1,939,158 shares as of August 31, 2016. Because of our small shareholder base, our stock may not experience high volume trading in the near future. We anticipate more shareholders in the future, but cannot guarantee any such happening.

(c)

Dividends: There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend

(1)

we would not be able to pay our debts as they become due in the usual course of business; or

(2)

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

Recent Sales of Unregistered Securities

On September 12, 2015 52 shares were issued on conversion of a convertible promissory note.

On September 16, 2015 208 shares were issued on conversion of a convertible promissory note.

On September 22, 2015 97 shares were issued on conversion of a convertible promissory note.

On September 24, 2015 96 shares were issued on conversion of a convertible promissory note.

On September 29, 2015 97 shares were issued on conversion of a convertible promissory note.

On September 30, 2015 224 shares were issued on conversion of a convertible promissory note.

On October 1, 2015 97 shares were issued on conversion of a convertible promissory note.

On October 5, 2015 251 shares were issued on conversion of a convertible promissory note.

On October 8, 2015 251 shares were issued on conversion of a convertible promissory note.

On October 12, 2015 251 shares were issued on conversion of a convertible promissory note.

On October 13, 2015 251 shares were issued on conversion of a convertible promissory note.

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

On October 14, 2015, the Company declared a dividend of 1 Series B Preferred share per 3 shares of common stock to the owners of record as of the close of business on December 31, 2015.

On October 21, 2015 251 shares were issued on conversion of a convertible promissory note.

On October 22, 2015 249 shares were issued on conversion of a convertible promissory note.

On October 23, 2015 67 shares were issued on conversion of a convertible promissory note.

On October 26, 2015 250 shares were issued on conversion of a convertible promissory note.

On October 27, 2015 $15,000 of affiliate debt was converted into 9,999 restricted shares of the company’s common stock.

On October 30, 2015 184 shares were issued on conversion of a convertible promissory note.

On November 3, 2015 251 shares were issued on conversion of a convertible promissory note.

On November 4, 2015 251 shares were issued on conversion of a convertible promissory note.

On November 6, 2015 834 shares were issued on conversion of a convertible promissory note.

On November 9, 2015 $90,000 of affiliate debt was converted into 60,000 restricted shares of the company’s common stock.

On November 9, 2015 405 shares were issued on conversion of a convertible promissory note.

On November 10, 2015 251 shares were issued on conversion of a convertible promissory note.

On November 12, 2015 1,084 shares were issued on conversion of a convertible promissory note.

On November 18, 2015 251 shares were issued on conversion of a convertible promissory note.

On November 19, 2015 1,079 shares were issued on conversion of a convertible promissory note.

On November 21, 2015 228 shares were issued on conversion of a convertible promissory note.

On November 23, 2015 2,333 shares were issued on conversion of a convertible promissory note.

On November 24, 2015 3,333 shares were issued on conversion of a convertible promissory note.

On December 1, 2015 4,858 shares were issued on conversion of a convertible promissory note.

On December 7, 2015 3,333 shares were issued on conversion of a convertible promissory note.

On December 14, 2015 7,333 shares were issued on conversion of a convertible promissory note.

On December 29, 2015 6,666 shares were issued on conversion of a convertible promissory note.

On January 4, 2016 19,064 shares were issued on conversion of a convertible promissory note.

On January 26, 2016 7,333 shares were issued on conversion of a convertible promissory note.

On February 5, 2016 4,398 shares were issued on conversion of a convertible promissory note.

On May 18, 2016 6,700 shares were issued on conversion of a convertible promissory note

On June 3, 2016 15,000,000 shares were issued for services performed

On June 8, 2016 797 shares were issued for services performed

On June 3, 2016 2,500,000 shares were issued for services performed

On June 27, 2016 90,651 shares were issued on conversion of a convertible promissory note

On June 27, 2016 173,566 shares were issued on conversion of a convertible promissory note

On July 1, 2016 865,792 shares were issued on conversion of a convertible promissory note

The offer and sale of all Shares of our common stock listed to the previous officers and directors and the selling shareholders identified in the S-1 were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act. The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the Shares directly or indirectly for the account or benefit of a United States Person. None of the funds used by the Subscriber to purchase the Units have been obtained from United States Persons. For purposes of this Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means:

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2016 or 2015.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Current Business

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the years ended August 31, 2016 and 2015 and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	2016		2015
Revenue	$213,663	$	−
Cost of Goods Sold	(117,768)		−
Operating Expenses	(285,763)		(342,209)
Other Income (Expenses)	196,989		(573,641)
Income from Discontinued Operations	−		−
Net Income (Loss)	$7,121		$(915,850)

Revenue and Cost of Goods Sold

Our gross revenue for the years ended August 31, 2016 and 2015 was $213,663 and $0 and cost of goods sold was $117,768 and $0. Revenues and cost of goods sold in the current year were the result of the acquisition of VICT in February 2016 which began revenue generating activities in June 2016.

Operating Costs and Expenses

The major components of our expenses for the years ended August 31, 2016 and 2015 are outlined below:

	2016	2015
Operating expenses
Compensation expense	$110,237	$-
Professional fees	46,337	114,693
Travel and promotion	24,462	30,365
Research and development	-	40,000
Exploration Costs	-	3,111
Depreciation	4,167	-
Sales expenses	48,770	-
Other general & administrative	51,790	154,040
Total operating expenses	$285,763	$342,209

Operating Expenses

The decrease in our operating costs for the year ended August 31, 2016, compared to the year ended August 31, 2015, was mainly due to the decreased operations of the Company for the first 3 quarters of the year resulting in significant decreases in professional fees, research and development and other general and administrative.

Working Capital

	2016	2015
Current Assets	$822,149	$16,293
Current Liabilities	2,847,450	2,916,846
Working Capital Deficiency	2,025,301	2,900,553

Cash Flow

	2016	2015
Cash Used in Operating Activities	$(72,061)	$(100,954)
Cash Used in Investing Activities	(11,153)	(3,572)
Cash Provided by Financing Activities	75,000	109,330
Net Change in Cash	$(8,214)	$4,804

The Company had cash of $8,079, accounts receivable of $333,601, inventory of $478,244, accounts payable and accrued liabilities of $149,535, deferred revenue of $705,790, unclaimed debt of $580,006, accrued interest of $588,369 and notes payable of $727,142 as of August 31, 2016. In comparison, the Company had cash of $16,293, accounts payable and accrued liabilities of $214,230 derivative liability of $432,293, accrued interest $532,454 related party payable $995,698, notes payable $184,295 and unclaimed debt of $557,876 as of August 31, 2015.

Cash Used In Operating Activities

The Company used cash in operating activities in the amount of $72,061 and $100,954 during the years ended August 31, 2016 and 2015. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

In 2016 the Company purchased fixed assets of $8,928 and issued notes receivable of $2,225. No use of cash in 2015.

Cash from Financing Activities

In 2016, the Company funded its operations through the issuance of $75,000 in notes payable ($105,500 in 2015).

Due to the “startup” nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In the event Cherubim Interests Inc. is unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may be forced to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

The audited financial statements for the years ended August 31, 2016 and 2015 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $0 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at August 31, 2016, our company has accumulated losses of $(4,189,822) since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2016 our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate that additional funding will be required in the form of traditional and non-traditional bank financing, convertible debt, and equity financing from the sale of our common stock via S-1 Registration Statement.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

CHERUBIM INTERESTS INC.

CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cherubim Interests, Inc.

We have audited the accompanying consolidated balance sheets of Cherubim Interest, Inc. as of August 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended August 31, 2016 and 2015. Cherubim Interest, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cherubim Interests, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended August 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

April 27, 2017

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

CHERUBIM INTERESTS INC.

Consolidated Balance Sheets

	August 31,
	2016		2015
ASSETS
Current assets
Cash	$8,079		$16,293
Accounts receivable	333,601		−
Inventory	478,244		−
Notes receivable, net of allowance $878,354	2,225		−
Total current assets	822,149		16,293
Fixed assets	8,333		3,572
Total assets	$830,482		$19,865

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$149,535	$	−
Notes payable	727,142		184,295
Related party payables	57,424		995,698
Unclaimed debt	580,006		557,876
Accrued interest	588,369		532,454
Deferred revenue	705,790		-
Derivative liability	39,184		432,293
Accrued expenses and other liabilities	−		214,230
Total current liabilities	2,847,450		2,916,846

Notes payable (non-current portion)	−		−
Total liabilities	2,847,450		2,916,846

Stockholders’ Deficit
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 18,799,226 and 4,166 issued and outstanding at August 31, 2016 and 2015, respectively	188		−
Series B preferred stock	9,144		−
Series C preferred stock	32,550		−
Shares Held in Escrow	(10,000)		(10,000)
Additional paid in capital	2,168,894		1,328,740
Deficit accumulated during the development stage	(4,217,744)		(4,215,721)
Total stockholders’ deficit	(2,016,968)		(2,896,981)

Total liabilities and stockholders’ deficit	$830,482		$19,865

See accompanying notes to consolidated financial statements.

CHERUBIM INTERESTS INC.

Consolidated Statements of Operations

	Year ended August 31,
	2016		2015

Revenues	$213,663	$	−
Cost of goods sold	(117,768)		−
Gross profit	95,895		−

Operating expenses
Compensation expenses	110,237		−
Professional fees	46,337		114,693
Travel and promotion	24,462		30,365
Research and development	−		40,000
Exploration Costs	−		3,111
Depreciation	4,167		−
Sales expenses	48,770		−
Other general & administrative	51,790		154,040
Total operating expenses	285,763		342,209
Loss from operations	(189,868)		(342,209)

Other income (expense)
Interest expense	(92,713)		(149,005)
Debt discount	−		(65,500)
Derivative recovery (expense)	393,109		(260,008)
Loss on extinguishment of debt	(108,489)		(99,128)
Forgiveness of debt	5,082		−
Total other income (expense)	196,989		(573,641)

Net income (loss)	$7,121		$(915,850)
Basic and diluted income (loss) per common share	$0.00		$(1,570.93)
Weighted average shares outstanding, basic and diluted	4,487,852		583

See accompanying notes to consolidated financial statements.

CHERUBIM INTERESTS INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid in Capital ($)	Shares Held in Escrow ($)	Series B Preferred stock ($)	Series C Preferred stock ($)	Accumulated Deficit ($)	Total ($)
	Shares	Amount ($)
Balance, August 31, 2014	140	−	857,870	(10,000)	−	−	(3,299,871)	(2,452,001)
Common Stock Issued for Services	3,501	−	327,846	−	−	−	−	327,846
Common Stock Issued for Conversion of debt	525	−	143,024	−	−	−	−	143,024
Net Loss, year ended August 31 2015	−	−	−	−	−	−	(915,850)	(915,850)
Balance, August 31, 2015	4,166	−	1,328,740	(10,000)	−	−	(4,215,721)	(2,896,981)
Common Stock Issued for Conversion of debt	18,795,060	188	840,154	−	−	−	−	840,342
Series B preferred stock issued as dividend	−	−	−	−	9,144	−	(9,144)	−
Series C preferred stock issued	−	−	−	−	−	32,550	−	32,550
Net Income, year ended August 31 2016	−	−	−	−	−	−	7,121	7,121
Balance, August 31, 2016	18,799,226	188	2,168,894	(10,000)	9,144	32,550	(4,217,744)	(2,016,968)

See accompanying notes to consolidated financial statements.

CHERUBIM INTERESTS INC.

Consolidated Statements of Cash Flows

	Year ended August 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$7,121	$(915,850)
Adjustments to reconcile net loss to net cash used in operating activities
Change in derivative	(393,109)	260,008
Debt discount	-	65,500
Common stock issued for services	-	321,846
Depreciation	4,167	-
Write-off of oil and natural gas property	-	25,000
Stock issued to convert debt	288,639	-
Extinguishment of debt	103,407	100,707
Changes in operating assets and liabilities:
Accounts receivable	(288,439)	-
Inventory	(478,244)	-
Accounts payable	136,922	(123,770)
Deferred revenue	705,790	-
Interest payable	55,915	147,426
Accrued expenses and other liabilities	(214,230)	18,179
Cash provided by (used in) operating activities	(72,061)	(100,954)

Cash flows from investing activities
Notes receivable	(2,225)	-
Purchase of fixed assets	(8,928)	(3,572)
Cash flows used in investing activities	(11,153)	(3,572)

Cash flows from financing activities
Proceeds from related party loan	-	3,830
Repayments of related party loan	-	-
Proceeds from notes payable	75,000	105,500
Proceeds from sale of stock	-	-
Cash provided by financing activities	75,000	109,330
Net change in cash	(8,214)	4,804
Cash at beginning of period	16,293	11,489
Cash at end of period	$8,079	$16,293

Supplemental disclosure of non-cash investing activities
Common shares issued for conversion of debt	$731,665	$143,024

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

CHERUBIM INTERESTS INC.

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

NOTE 1 – NATURE OF BUSINESS

The Company was incorporated in the State of Nevada, United States of America on September 27, 2006 and its fiscal year end is August 31. Cherubim Interests selects alternative, commercial, single and multifamily dwelling opportunities for the purpose of investment purchase. We specialize in covering the entire spectrum of development: due diligence, acquisition, planning, construction, renovation, and property management; providing complete beginning-to-end development programs for all acquisitions. Cherubim Interests may also provide renovation services to third party owners on a turn-key basis.

•

Turn-key from acquisition to sale:

•

Due diligence (regardless of purchase)

•

Construction Services

•

Property Management

The strength of Cherubim Interests lies in its strategic location. The Texaplex refers to the highly populated triangular region in Texas that is outlined by the Dallas-Fort Worth Metroplex in the north down to the Houston metropolitan area, over to San Antonio and Austin, Texas.

To truly grasp the power of the Texaplex, consider that:

•

4 out of 5 Texans reside within the triangular region

•

The Texaplex has the largest population growth rate of any state in the country

•

Expected to add 14 million new residents by 2030

•

Ranked among ‘Best Big Cities for Jobs’ by Forbes

•

Ranked among ‘Best Cities to Buy a Home’ by Forbes

•

Ranked among ‘Best Bang for the Buck Cities’ by Forbes

Victura Roofing LLC (Wholly-owned Subsidiary)

VR is a consistently profitable Roofing and General Contracting enterprise, experiencing a respectable growth rate over the past two years operating in the greater Dallas/Fort Worth area, a prime, densely populated area with a huge potential of opportunities and profitability. With a strong customer retention list, a fully automated production system, excellent credit history with suppliers/vendors, established customer database and branding, VR expect the same rate of growth to continue for the foreseeable future. Along with the consistent growth rate and profit margin, and including the storm(s) damage from December 2015 through late spring of 2016 VR is predicting a record year in 2016.

VR Mission Statement

Through Honesty, Integrity and Loyalty, Victura Roofing strives to exceed the expectations of our Customers, Vendors and Associates.

VR Business Description

VR is a roofing company located in the greater Dallas/Fort Worth Metroplex, and specializes in storm related property damage claims for both Residential and Commercial customers.

VR Business Services

VR works closely with landlords, homeowners, insurance providers, general contractors, etc. to ensure that roofing needs and all peripheral property damage is assessed and addressed accordingly utilizing its network of dedicated, independent contractors with relationships going back more than 30 years.

Key Strengths of VR

Through its Member(s) and Management Team VR:

•

utilizes a network of dedicated contractors,

•

enjoys industry relationships going back 30 years,

•

maintains a Strong reputation with suppliers, subcontractors and realtors,

•

manages a highly flexible approach to quick changing market conditions (weather, violent storms, slow periods, hail damage, etc.),

•

is well-positioned for continued growth,

•

takes advantage of referred and repeat business from previous customers, and

•

maintains a trained team of managers and sales people.

VR Daily Marketing Strategy

The VR Daily Marketing Strategy is simple and has continued to work from the company’s inception. VR’s greatest advertisement and continued marketing success is through referrals by insurance provider referrals, customers, realtors, and suppliers.

Opportunities and Strategic Alliances

VR, thru its Member and its associated Companies (“Associates”), enjoy a strategic relationship(s) within the insurance restoration business sector. These Associates have acquired Companies that allow for local, regional and national growth. Several visions of growth can now become reality with alliances in funding, labor components and a state of the art project management team. These relationships bring to fruition opportunities to expand in not only our current restoration/reconstruction models, but also in commercial services. Additionally, these relationships will enhance supply chain capabilities that could garner new national program relationships with builders and general contractors as a materials/labor supplier. The recent partnerships and addition to already existing staff that has a combined 250 years in construction expertise, have allowed us to bring about the convergence of “human assets” that give VR and its Associates industry professionals in:

•

Residential and Commercial construction management,

•

Showroom and staff Designers,

•

Insurance and contractor program management,

•

Continuing Education programs and certification for the Insurance industry,

•

Materials supply relationships,

•

Supply chain distribution and logistics,

•

Multi-family property construction/re-construction opportunities,

•

Custom millworks product production, and

•

Real estate development programs.

Current Market Opportunities

As a result of the tornado outbreak of December 2015, along with the day to day large loss occurrences, VR has access to a catastrophe team that will target areas where wide spread destruction has happened or will occur.

Three days after a storm believed to have damaged at least 2,000 homes and buildings, insurance companies were setting up for an extended operation in North Texas to process a flood of claims that began almost as soon as the skies cleared.

The Insurance Council of Texas released an estimate that claims for the storm would reach $1.2 billion. That includes Dallas, Ellis, Rockwall and Collin counties, with the biggest losses coming in Garland and Rowlett, said spokesman Mark Hanna.

In Rowlett and Garland alone it is estimated that up to 600 buildings were damaged, many of them completely leveled. Those include businesses and multi-family residences, but the majority were single-family homes. Most areas in the path of the storm suffered catastrophic damage. Entire subdivisions were obliterated and houses flattened in a large swath of the affected area.

Cherubim Builders Group, LLC, a wholly owned subsidiary of Victura Construction Group, Inc (“CBG”), and Associate of VR, when compared to 2015, has already experienced an increase of sales close to Three Million Dollars ($3,000,000) US due to the weather outbreak as well as maintaining our anticipated Ten Percent (10%) growth of typical everyday claims obtained by CBG through Insurance Providers and/or Policy Holders of the Insurance Providers. Although there will be significant competition for the “low hanging fruit” of lightly damaged homes (roof repairs, light exterior repair, etc.), the longer term prospects for the property clean-up and rebuilding of destroyed homes will have less competition and high profit margins. Management has targeted this more-narrow market and committed resources to explore the opportunities. With a nominal increase in permanent senior staffing and use of long term contract labor forces, management estimates that VR could expect to be involved in the repair of over 250 properties over the next Twenty-Four (24) months.

The approach for reaching this market will include the use of long-term relationships with insurance carriers, existing customers, business associates and a physical presence in the affected areas.

Utilizing “Field Contract Writing” software, deployed by VR, job turnover and closing averages have substantially increased. At the end of January 2016, when including Work in Progress (“WIP”), VR has already exceeded the sales and profit figures for 2015.

VR predicts that sales and profits for 2016 and 2017 should double that of 2015. The potential for growth of VR is excellent and may well grow proportionally to the number of salespeople employed. Systems in place have been designed to cope well with a much larger sales force and contract level while managing costs and the integrity of the Project and Company.

BudCube Cultivation Systems

Through its wholly owned subsidiary BudCube Cultivation Systems USA, Cherubim Interests has entered into the Controlled Environment Agriculture Industry. This exciting venture will focus on land acquisition, construction, plus leasing of portable turn-key cultivation centers in markets where cannabis production and consumption are legal.

BudCube Cultivation Systems has developed a proprietary, fully portable, scalable, Controlled Environment Cultivation Technology that serves as an outdoor turn-key solution for cultivators of legal medical and recreational cannabis, as well as other various plant species. Coupled with a real estate development and property management business model via parent company Cherubim Interests Inc., The business model of BudCube Cultivation Systems can be duplicated anywhere in the world where the cultivation of cannabis or any other plant species is legal.

BudCube offers cultivators quick entry into a fast growing market at a price point that is very attractive when compared to the traditional construction solution. Cherubim Interests Inc. and its subsidiary BudCube Cultivation Systems USA features a business model unparalleled in the industry. The parent company, Cherubim Interests Inc. (OTC:CHIT) will own and develop each property where BudCube Cultivation Systems USA will lease and deploy each turn-key cultivation system to cultivators. BudCube Cultivation Systems stands to benefit greatly as more and more market participants seek to gain entry into this industry.

•

Diversified, Unique Business Approach Reduces Risk

•

Business Model Drives High Return On Capital

•

Business Model Features Raw Land Acquisitions with Redevelopment Opportunities

•

Exclusive Global License for Proprietary Technology

•

“Mini Storage” Business Model Participating in Burgeoning Legal Cannabis Cultivation Industry

VENTURES

UNITED CANABIS CORP JOINT VENTURE

United Cannabis Corp. is a bio cannabinoid technologies company. It is built on scientific research, product development, and implementation of its proprietary cannabinoid therapy program. The company provides intellectual property, patent-pending technology, trusted brands, clinical data, technical training, sales tools and methodologies necessary to assist client’s businesses. The intellectual property includes ACT Now Program which is a comprehensive full spectrum cannabinoid therapy guide that utilizes the entire cannabis plant by controlling specific cannabinoid ratios, accurate dosing and multiple non-invasive delivery methods. United Cannabis was founded on November 15, 2007 is headquartered in Denver, CO.

The Memorandum of Understanding outlines a business model that CHIT and its subsidiary BudCube Cultivation Systems (“BCS”) is pioneering in the real estate development and medical as well as recreational cannabis cultivation industries. The Company will lease modular turn-key cultivation facilities to new and existing market participants in a “mini-storage” or “co-op farming” scenario. First, we provide the necessary capital investment to cover any land purchase and improvements, as well as construction and deployment to location for leasing. These portable modules when combined, provide the floor space and square footage required for operations. We then deliver, install and connect the modules while providing standard operating procedures and ongoing maintenance as needed.

Cherubim Interests and BudCube are uniquely positioned at this perfect apex of an emerging, billion-dollar market; we are positioning ourselves to meet the impending demand by supplying the facility necessary to bring existing as well as start-up companies into full scale production in a matter of months.”

United Cannabis Corp. has agreed to provide to BudCube Cultivations Systems fee based consulting services including:

•

Standard Operating Procedures

•

Cultivation

•

Inventory Control and Management Systems

•

Genetics Counseling and Testing Procedures

•

Extract Processing and Equipment Design, and

•

Proprietary Product Line(s)

SPERRY VAN NESS/TJF INVESTMENTS JOINT VENTURE

The Company and SVN|TJF Investments will work in a joint venture that will develop, construct, and lease a number single-family residences that will then be divested to a pre-determined purchaser for amounts based on cap rates conducive to their respective geographic areas.

Cherubim Interests has agreed to Locate and manage a relationship within the Industry Sector to pre-lease and manage (the “Property Manager”) any portion of the Business Model which has been completed, at industry standard rates, through the sale of the Commodity for the actual cost of required services and related expenses plus a 5% management fee;

Initiate communications and establish definitive relationships with all requisite Government Offices, Professional Personnel and Services related to the Business Model; Locate and manage a developer to develop the land including all required engineering and permitting in accordance to the Business Model at industry standard rates through completion which would include any final inspections and approvals by the appropriate governing body for the actual cost of required services and related expenses plus a 5% management fee; and Locate and manage a contractor to construct the residences, including all required Architectural Work, Engineering and Permitting in accordance to the Business Model at industry standard rates through completion, which would include any final inspections and approvals by the appropriate governing body for the actual cost of required services and related expenses plus a 5% management fee.

SVN/TJF Investments has agreed to: Provide consultation and assistance on an as-needed basis to Cherubim Interests on all subjects described under the caption “Cherubim Interests Agrees” herein above; Initiate communications and establish definitive relationships with all Professional Personnel to assess the risk, establish appropriate values, and identify purchasers of the Business Model on an individual opportunity basis (the “Underwriting”); and Market and sell the Individual Business Model(s) for consideration(s) of Industry Standard Brokerage Fees and 10% of the Net Profit received by Cherubim Interests.

As consideration, upon successful completion and execution of any and all definitive documents regarding the relationship, the parties have agreed to a mutually exclusive relationship in regards to any future projects of like kind through a first right to refusal encompassing all relationships established while deploying the business model. However, SVN|TJF Investments’ current business of brokering single and multifamily rental projects and portfolios will not be considered part of this relationship.

SVN/TJF Investments SVN/TJF has closed over $10 billion in 2015 with over 200 offices and 1,500 advisors. The team focuses on SFR Portfolios nationwide in addition to Multi-Family Land, Joint Venture, Capital Raise and Debt Placement in Texas and Oklahoma. SVN/TJF maximizes value through a deeply technical valuation model ensuring clients receive top value for their assets. The firm’s national and international presence, local knowledge, consulting, disposition and acquisition services are unparalleled in the market. For more information, visit www.svn-tjf.com.

X-WALLS DISTRIBUTION AGREEMENT

XWALLS provides liberating spaces that foster connections through the evolutionary hybridization of walls and windows. By rescuing workers from ineffectual drywall offices and partitioned cubicles, XWALLS is a transformative way to bring people, places and ideas together. The result is environments and spaces that spur creativity, invite collaboration, and foster innovation in an ever more technologically interconnected world.

XWALLS engages and enhances inter-connectivity among its users within and beyond XWALLS spaces, creating an ever-expansive space for everyone to engage with.

•

Clean integration of technology within XWALLS opens up more living space

•

Less clutter and more light to boost productivity and enlighten your vision

XWALLS technology can be embedded and integrated between the glass panels themselves, seamlessly allowing for audio-visual presentation and collaboration via XWALLS such as:

•

Videoconferencing

•

Remote access control to smart TV screens

•

Screen-to-screen mirroring

•

Projections with matted panel technology and much more

More than just ordinary walls, XWALLS turns walls into connection and interaction hubs with its ability to integrate collaborative technology right into the wall.

XWALLS seamlessly integrates with existing building technologies, construction methods, and architectural features such as bulkheads, windowsills, baseboards and drapery pockets, while incorporating emerging trends such as Smart Locks.

XWALLS provides liberating spaces that foster connections through the evolutionary hybridization of walls and windows. By rescuing you from ineffectual drywall offices and partitioned cubicles, XWALLS is a transformative way to bring people, places and ideas together. XWALLS prides itself in creating environments and spaces that spur creativity, invite collaboration, and foster innovation in an ever more technologically interconnected world.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

Income taxes

The Company accounts for income taxes under ASC 740 “Income Taxes” which codified SFAS 109, “Accounting for Income Taxes” and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, accounts receivable, notes receivable, accounts payable, notes payable, related party payables, accrued interest and accrued expenses and other liabilities. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2016 and 2015.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at August 31, 2016. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended August 31, 2016 and 2015.

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

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Share Based Expenses

ASC 718 “Compensation - Stock Compensation” codified SFAS No. 123, which prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Revenue recognition

The Company recognizes revenue on the completed contract basis of accounting in accordance with generally accepted accounting principles in ASC 606. The Company does not recognize revenue until all four of the following criteria are met: (1) Persuasive evidence of an arrangement exists, (2) Services have been rendered, (3) The seller’s price to the buyer is fixed and (4) Collectability is reasonably assured.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company has accumulated deficit since inception of $4,109,255. We have negative working capital of $2,025,301 as of August 31, 2016. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through traditional and non-traditional bank financing, convertible debt, and equity financing from the sale of our common stock via S-1 Registration Statement in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the year ended August 31, 2016, the Company increased the total number of common shares authorized that may be issued by the Company to 5,000,000,000, authorized the issuance of 50,000,000 preferred shares and set the par value of the common and preferred shares to $.00001 per share.

On September 12, 2015 52 shares were issued on conversion of a convertible promissory note.

On September 16, 2015 208 shares were issued on conversion of a convertible promissory note.

On September 22, 2015 97 shares were issued on conversion of a convertible promissory note.

On September 24, 2015 96 shares were issued on conversion of a convertible promissory note.

On September 29, 2015 97 shares were issued on conversion of a convertible promissory note.

On September 30, 2015 224 shares were issued on conversion of a convertible promissory note.

On October 1, 2015 97 shares were issued on conversion of a convertible promissory note.

On October 5, 2015 251 shares were issued on conversion of a convertible promissory note.

On October 8, 2015 251 shares were issued on conversion of a convertible promissory note.

On October 12, 2015 251 shares were issued on conversion of a convertible promissory note.

On October 13, 2015 251 shares were issued on conversion of a convertible promissory note.

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

On October 14, 2015, the Company declared a dividend of 1 Series B Preferred share per 3 shares of common stock to the owners of record as of the close of business on December 31, 2015.

On October 21, 2015 251 shares were issued on conversion of a convertible promissory note.

On October 22, 2015 249 shares were issued on conversion of a convertible promissory note.

On October 23, 2015 67 shares were issued on conversion of a convertible promissory note.

On October 26, 2015 250 shares were issued on conversion of a convertible promissory note.

On October 27, 2015 $15,000 of affiliate debt was converted into 9,999 restricted shares of the company’s common stock.

On October 30, 2015 184 shares were issued on conversion of a convertible promissory note.

On November 3, 2015 251 shares were issued on conversion of a convertible promissory note.

On November 4, 2015 251 shares were issued on conversion of a convertible promissory note.

On November 6, 2015 834 shares were issued on conversion of a convertible promissory note.

On November 9, 2015 $90,000 of affiliate debt was converted into 60,000 restricted shares of the company’s common stock.

On November 9, 2015 405 shares were issued on conversion of a convertible promissory note.

On November 10, 2015 251 shares were issued on conversion of a convertible promissory note.

On November 12, 2015 1,084 shares were issued on conversion of a convertible promissory note.

On November 18, 2015 251 shares were issued on conversion of a convertible promissory note.

On November 19, 2015 1,079 shares were issued on conversion of a convertible promissory note.

On November 21, 2015 228 shares were issued on conversion of a convertible promissory note.

On November 23, 2015 2,333 shares were issued on conversion of a convertible promissory note.

On November 24, 2015 3,333 shares were issued on conversion of a convertible promissory note.

On December 1, 2015 4,858 shares were issued on conversion of a convertible promissory note.

On December 7, 2015 3,333 shares were issued on conversion of a convertible promissory note.

On December 14, 2015 7,333 shares were issued on conversion of a convertible promissory note.

On December 29, 2015 6,666 shares were issued on conversion of a convertible promissory note.

On January 4, 2016 19,064 shares were issued on conversion of a convertible promissory note.

On January 26, 2016 7,333 shares were issued on conversion of a convertible promissory note.

On February 5, 2016 4,398 shares were issued on conversion of a convertible promissory note.

On May 18, 2016 6,700 shares were issued on conversion of a convertible promissory note

On June 3, 2016 15,000,000 shares were issued for services performed

On June 8, 2016 797 shares were issued for services performed

On June 3, 2016 2,500,000 shares were issued for services performed

On June 27, 2016 90,651 shares were issued on conversion of a convertible promissory note

On June 27, 2016 173,566 shares were issued on conversion of a convertible promissory note

On July 1, 2016 865,792 shares were issued on conversion of a convertible promissory note.

Cherubim Interests, Inc., (hereafter, the “Registrant” or the “Company”) adopted its 2016 Equity Incentive Plan. Originally adopted on June 12, 2016, the 2016 Equity Incentive Plan is amended and restated as of July 12, 2016, (hereinafter referred to as the “Plan”). The nature and purpose of the Plan is to compensate the Company’s officers, directors, employees, and consultants (hereafter, collectively, “Participants” or individually a “Participants”) for services rendered to the Company and to generate an increased incentive to contribute to the progress of the Company. The Plan is attached as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on or about July 12, 2016, and provides for the issuance of an aggregate of 10,000,000 shares of the Registrant’s common stock in connection with common stock purchase options granted under the Plan, or outright grants of common stock under the Plan (grants of common stock purchase options or shares of common stock are hereafter generically referred to as “Awards.” Awards under the Plan may be made at any time up until June 12, 2022 (the “Plan Expiration Date”).

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On August 5th, 2014, the Company issued a convertible promissory note to LG Capital in the amount of $36,750. The note was due on August 5th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. On April 27, 2015 $1,600 of principal debt along with $92 of accrued interest totaling $1,692 was converted into 205,118 common shares of the company. On July 21, 2015 $3,150 of principal debt along with $240 of accrued interest totaling $3,390 was converted into 112,074 common shares. On July 31, 2015 $4,000 of principal debt along with $314 of accrued interest totaling $4,314 was converted into 148,689 common shares of the company. On January 21, 2016 $6,500 of principal debt along with $757 of accrued interest totaling $7,257 was converted into 131,962,181 shares of the company. To date $15,250 of the principal debt of $36,750 has been converted into 132,428,062 common shares of the company.

On June 19, 2015 the Company issued a convertible promissory note to Gold Coast Capital, LLC in the amount of $25,000. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 70% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the forty-five (45) trading day period ending on the latest complete trading day prior to the conversion date. On September 15, 2015 $10,000 of principal debt was converted into 6,250,000 common shares. On September 24, 2015 $4,586 of principal debt was converted into 6,744,934 common shares. On October 9, 2015 $5,389 of principal debt was converted into 7,926,024 common shares. To date, $19,975 of the $25,000 of the debt has been converted into 20,920,958 shares. On December 10, 2015 the company entered into a debt settlement agreement with Gold Coast Capital LLC.

On July 31, 2015, the Company issued a convertible promissory note to Auctus Fund, LLC in the amount of $45,750. The note is due on May 1, 2016 and bears interest at 10% per annum. The loan becomes convertible 300 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. To date, $64,934 of the principal and interest was converted into 865,792 common shares of the Company’s common stock.

On July 28, 2016, the Company issued a convertible promissory note in the amount of $50,000. The note is due on January 28, 2017 and bears interest at 10% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate subject to mutual agreement and approval by the Board of Directors.

On July 28, 2016, the Company issued a convertible promissory note in the amount of $25,000. The note is due on January 28, 2016 and bears interest at 10% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate subject mutual agreement and approval by the Board of Directors.

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

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt. During the period ended August 31, 2016, the Company recorded a total change in the value of the derivative liabilities of $393,109.

From inception to August 31, 2016 the Company has not granted any stock options.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the period ended August 31, 2016, applicable under ACS 740. As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The provision for federal income tax consists of the following:

Federal income tax benefit attributable		2016		2015
Current operations		$(2,500)		$225,852
Valuation allowance		2,500		225,852
Net deferred tax asset	$	−	$	−

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

		2016		2015
Net operating loss carry forward		$1,361,857		$1,364,357
Valuation allowance		(1,361,857)		(1,364,357)
Net deferred tax asset	$	−	$	−

The Company did not pay any income taxes during the years ended August 31, 2016 or 2015.

The net federal operating loss carry forward will expire in 2032. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has current loans totaling $57,424 to fund operations which carry varying interest rates. As of August 31, 2016 and 2015, the Company owed $57,424 and $995,698 of principal plus accrued interest of $nil and $532,454. The loans are unsecured and due on demand and as such are included in current liabilities.

NOTE 9 – NOTE RECEIVABLE

The Company has advanced funds totaling $50,000 to Victura Construction Group Inc. During the year ended August 31, 2016, the Company established a full reserve against the balance as a result.

NOTE 10 – SUBSEQUENT EVENTS

On November 15, 2016, the Company issued a convertible promissory note to Auctus Fund, LLC in the amount of $68,750. The note is due on August 14, 2017 and bears interest at 10% per annum. The loan becomes convertible 300 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date.

On November 16, 2016, the Company issued a convertible promissory note to JSJ Investments in the amount of $50,000. The note is due on August 16, 2017 and bears interest at 12% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate subject to mutual agreement and approval by the Board of Directors.

On November 21, 2016 (the “Closing Date”), Cherubim Interests, Inc. (the “Company”) entered into an Investment Agreement (the “Investment Agreement” filed as Exhibit 2.1) by and among the Company, and Tangiers Global, LLC, a Wyoming limited liability company (“Tangiers”), pursuant to which Tangiers has agreed to purchase up to five million dollars ($5,000,000) of the Company’s common stock to be sold at an eighty-five percent (85%) discount to the five (5) consecutive Trading Days including and immediately following the receipt of a Put Notice (the “Shares”). The Shares must be registered with the SEC in a current registration statement. The registration rights of Tangiers are outlined in the Registration Rights Agreement (“Rights Agreement”) which details the obligations of the Company, attached herewith as Exhibit 2.2.

On November 21, 2016, the Company issued to Tangiers that certain convertible promissory note (the “Purchase Note”) in the principal amount of $50,000. The Purchase Note is due June 21, 2017 (the “Maturity Date”). The Purchase Note bears interest at the rate of 10% per annum. The Purchase Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a price equal to the lowest trading price of the Company’s common stock during the 5 Trading Day period immediately prior to the date of issuance. The Purchase Note may be prepaid in whole or in part, at any time without the approval of the Holder. The Purchase Note contains representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies.

On November 21, 2016, the Company issued to Tangiers that certain convertible note (the “Draw-Down Note”) in respect of a credit line in the original principal amount up to $250,000. As of November 21, 2016, the Company recorded a $25,000 draw-down and consideration in respect of the credit line. The Draw-Down Note matures on June 21, 2017 (the “Maturity Date”), and bears interest at the rate of 10% per annum. The Draw-Down Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a price equal to $0.005. The Draw-Down Note may be prepaid in whole or in part, at 125% of the principal amount owed thereon if under 90 days since the issuance date, at 135% of the principal amount owed thereon if between 91 and 135 days since the issuance date, and 145% of the principal amount owed thereon if over 135 days since the issuance date. The Draw-Down Note contains representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies.

On November 21, 2016, the Company approved a grant of a warrant for 2,500,000 shares of common stock of the Company (the “Warrant”) to Tangiers at an exercise price of $0.01 per share.

On November 29 2016, the company converted approximately $677,391 of principle and interest debt into 116,791,552 shares of common stock in the company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

(a)

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, who are its principal executive, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period (August 31, 2014) covered by this Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded the Company’s disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-K were ineffective because of comments from the SEC that required additional disclosure and restatement of other disclosed information.

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

(b)

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.” Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2016 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

This Annual Report on Form 10K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

(c)

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended August 31, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART III

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Corporation	Age	Date First Elected / Appointed
Patrick Johnson	CEO, Director	40	November 14, 2013
Gary Fewell	COO, Director	54	April 27, 2015
Tom Crompton	EVP	54	December 10, 2015
Charles Everett	Chairman	54	April 27, 2015

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

Cherubim Interests Inc. directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Cherubim Interests Inc., board of directors has determined that its directors are not an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Cherubim Interests Inc., board of directors has determined, however, that its directors are able to read and understand fundamental financial statements and has business experience that results in that member’s financial sophistication. Accordingly, the board of directors have directed that, in light of the material weaknesses identified in our disclosure controls and procedures and internal control over financial reporting, that the CEO become more familiar with the SEC Filing requirements and the company will seek additional outside assistance as funding becomes available to provide such a service.

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms. Officers hold their positions at the will of the Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Cherubim Interests Inc.’s affairs.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer and Chief Operating Officer during the fiscal period ended August 31, 2016.

		Annual Compensation			Long Term Compensation Awards Stock Options
Name and Principal Position	Fiscal Year	Salary	Stock		Granted
Patrick Johnson – CEO, Director	2016	$150,000	$-	$	−
Gary Fewell – COO, Director	2016	$135,000	$-	$	−

Option Grants in 2016 and 2015

No options were granted during 2016 or 2015.

Aggregated Option Exercises in 2016 and 2015 Year-End Option Values

No options were exercised by our Officers or Directors during 2016 or 2015.

Stock Incentive Plan - Awards in 2016 and 2015

During 2016 or 2015, no shares, options or other rights were granted to any of our employees or Officers.

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

Title of Class	Name of Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common	Patrick Johnson	9,155,853	23.8%
Common	Gary Fewell	4,540,779	17.4%
Common	Tom Crompton	2,200,000	15.8%

The percent of class is based on 18,799,226 shares of common stock issued and outstanding as of the date of this annual report.

The Company has 10,000,000 authorized for issuance under form S-8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended August 31, 2016:

The CEO, CFO, and COO provides management services to the Company. During the year ended August 31, 2016 accrued management services of $110,237 were charged to operations.

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

RELATED PARTY NOTE HOLDERS:

NAME	AMOUNT	OFFICER/ DIRECTOR	SHAREHOLDER
P. Johnson		YES	YES
G. Fewell		YES	YES

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

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

Dated: April 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Cherubim Interests Inc.

/s/ Patrick Johnson

Patrick Johnson

CEO/CFO, and Director

Dated: April 27, 2017