Form 10-K/A
period 2016-08-31
CHERUBIM INTERESTS, INC.
filed 2017-05-03
CIK 1421865

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes      . No  X .

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Innocent, Inc. (the “Company”) on Form 10-K for the period ended August 31, 2016, filed with the Securities and Exchange Commission on April 28, 2017 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

* Incorporated by reference to the Company’s Form 10-K filed with the SEC on April 28, 2017.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cherubim Interests Inc.

/s/ Patrick Johnson

Patrick Johnson

CEO/CFO and Director

Dated: May 2, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Cherubim Interests Inc.

/s/ Patrick Johnson

Patrick Johnson

CEO/CFO and Director

Dated:  May 2, 2017