Form 10-Q
period 2016-11-30
CHERUBIM INTERESTS, INC.
filed 2017-05-16
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 X . .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2016

     ..

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____to_____

Commission File Number 333-150061

CHERUBIM INTERESTS INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0585268
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1304 Norwood Dr.
Bedford TX. 76022
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: 844 842 8872

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  X . No      ..

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes      ..No  X ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes.     . No  X .

As of November 30, 2016 there were 315,885,847 shares of common stock, par value $0.00001, outstanding.

INDEX

UNAUDITED FINANCIAL STATEMENTS

November 30, 2016

Condensed Balance Sheets as of November 30, 2016 (Unaudited) and August 31, 2016	3
Condensed Statements of Operations for the Three Months Ended November 30, 2016 and 2015 (Unaudited)	4
Condensed Statements of Cash Flows for the Three Months Ended November 30, 2016 and 2015 (Unaudited)	5
Notes to Unaudited Condensed Financial Statements	6

CHERUBIM INTERESTS INC
Condensed Balance Sheets
(Unaudited)
	November 30,	August 31,
	2016	2016
ASSETS
Current Assets
Cash	$34,189	$8,079
Accounts receivable	175,438	333,601
Inventory	369,436	478,244
Notes receivable	1,980	2,225
Related party receivable	50,014	-
Total current assets	631,057	822,149

Fixed assets	7,113	8,333

Total assets	$638,170	$830,482

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	87,594	149,535
Notes payable	708,987	727,142
Related party payables	-	57,424
Unclaimed debt	580,006	580,006
Accrued interest	607,078	588,369
Deferred revenue	586,013	705,790
Derivative liability	34,600	39,184
Accrued expenses and other liabilities	-	-
Total current liabilities	2,604,278	2,847,450

Notes payable (non-current portion)	-	-
Total liabilities	2,604,278	2,847,450

Stockholders' Deficit

Common stock, $0.00001 par value; 5,000,000,000 shares authorized;
315,885,847 and 18,799,226 issued and outstanding at November 30,2016 and August 31, 2016, respectively	3,159	188
Series B preferred stock	9,144	9,144
Series C preferred stock	32,550	32,550
Shares held in escrow	(10,000)	(10,000)
Additional paid in capital	4,807,068	2,168,894
Deficit accumulated during the development stage	(6,808,029)	(4,217,744)
Total stockholders' deficit	(1,966,108)	(2,016,968)

Total liabilities and stockholders' deficit	$638,170	$830,482

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC
Condensed Statements of Operations
(unaudited)
	Three months ended
	November 30,
	2016	2015

Revenues	$408,628	$-
Cost of goods sold	(218,333)	-
Gross profit	190,295	-

Operating expenses
Compensation expenses	103,463	-
Professional fees	2,223,851	8,880
Travel and promotion	12,251	4,225
Depreciation	1,220	1,220
Sales expenses	51,959	-
Other general & administrative	63,360	2,165,030
Total operating expenses	2,456,104	2,179,355
Loss from operations	(2,265,809)	(2,179,355)

Other income (expense)
Interest expense	(76,799)	(39,549)
Debt discount	-	-
Derivative recovery (expense)	4,584	369,702
Loss on extinguishment of debt	(252,260)	(44,386)
Forgiveness of debt	-	-
Total other income (expense)	(324,475)	285,767

Net income (loss)	$(2,590,284)	$(1,893,588)
Basic and diluted income (loss) per common share	$(0.01)	$(0.00)
Weighted average shares outstanding, basic and diluted	211,013,283	774,242,244

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC
Condensed Statements of Cash Flows
(unaudited)
	Three months ended
	November 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(2,590,284)	$(1,893,588)
Adjustments to reconcile net loss to net cash used in operating activities
Change in derivative	(4,584)	(369,702)
Common stock issued for services	2,149,480	2,160,000
Depreciation	1,220	1,220
Stock issued to convert debt	239,405	-
Extinguishment of debt	234,150	44,386
Changes in operating assets and liabilities:
Accounts receivable	158,163	-
Inventory	108,808	-
Accounts payable	(61,942)	5,000
Deferred revenue	(119,777)	-
Interest payable	18,709	34,329
Accrued expenses and other liabilities	-	(4,374)
Cash provided by (used in) operating activities	133,303	(22,729)

Cash flows from investing activities
Notes receivable	245	-
Purchase of fixed assets	-	(12,500)
Cash flows used in investing activities	245	(12,500)

Cash flows from financing activities
Proceeds from related party loan	-	20,646
Repayments of related party loan	(107,438)	-
Proceeds from notes payable	-	-
Proceeds from sale of stock	-	-
Cash provided by financing activities	(107,438)	20,646
Net change in cash	26,110	(14,583)
Cash at beginning of period	8,079	16,293
Cash at end of period	$34,189	$1,710

Supplemental disclosure of non-cash investing activities
Common shares issued for conversion of debt	$491,665	$-

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

November 30, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Cherubim Interests Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2016 and 2015 audited financial statements. The results of operations for the period ended November 30, 2016 are not necessarily indicative of the operating results for the full year.

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

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

November 30, 2016

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

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

November 30, 2016

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

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

November 30, 2016

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

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

November 30, 2016

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

The Memorandum of Understanding outlines a business model that CHIT and its subsidiary BudCube Cultivation Systems ("BCS") is pioneering in the real estate development and medical as well as recreational cannabis cultivation industries. The Company will lease modular turn-key cultivation facilities to new and existing market participants in a "mini-storage" or "co-op farming" scenario. First, we provide the necessary capital investment to cover any land purchase and improvements, as well as construction and deployment to location for leasing. These portable modules when combined, provide the floor space and square footage required for operations. We then deliver, install and connect the modules while providing standard operating procedures and ongoing maintenance as needed.

Cherubim Interests and BudCube are uniquely positioned at this perfect apex of an emerging, billion-dollar market; we are positioning ourselves to meet the impending demand by supplying the facility necessary to bring existing as well as start-up companies into full scale production in a matter of months."

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

Cherubim Interests has agreed to Locate and manage a relationship within the Industry Sector to pre-lease and manage (the "Property Manager") any portion of the Business Model which has been completed, at industry standard rates, through the sale of the Commodity for the actual cost of required services and related expenses plus a 5% management fee;

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

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

November 30, 2016

SVN/TJF Investments has agreed to: Provide consultation and assistance on an as-needed basis to Cherubim Interests on all subjects described under the caption "Cherubim Interests Agrees" herein above; Initiate communications and establish definitive relationships with all Professional Personnel to assess the risk, establish appropriate values, and identify purchasers of the Business Model on an individual opportunity basis (the "Underwriting"); and Market and sell the Individual Business Model(s) for consideration(s) of Industry Standard Brokerage Fees and 10% of the Net Profit received by Cherubim Interests.

As consideration, upon successful completion and execution of any and all definitive documents regarding the relationship, the parties have agreed to a mutually exclusive relationship in regards to any future projects of like kind through a first right to refusal encompassing all relationships established while deploying the business model. However, SVN|TJF Investments' current business of brokering single and multifamily rental projects and portfolios will not be considered part of this relationship.

SVN/TJF Investments SVN/TJF has closed over $10 billion in 2015 with over 200 offices and 1,500 advisors. The team focuses on SFR Portfolios nationwide in addition to Multi-Family Land, Joint Venture, Capital Raise and Debt Placement in Texas and Oklahoma. SVN/TJF maximizes value through a deeply technical valuation model ensuring clients receive top value for their assets. The firm's national and international presence, local knowledge, consulting, disposition and acquisition services are unparalleled in the market. For more information, visit www.svn-tjf.comwww.svn-tjf.comwww.svn-tjf.comwww.svn-tjf.com

X-WALLS DISTRIBUTION AGREEMENT

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

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

November 30, 2016

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company has accumulated deficit since inception of $6,808,029 and a negative working capital of $1,973,221 as of November 30, 2016. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

On August 5th, 2014, the Company issued a convertible promissory note to LG Capital in the amount of $36,750. The note was due on August 5th, 2015 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the fifteen (15) trading day period ending on the latest complete trading day prior to the conversion date. On April 27, 2015 $1,600 of principal debt along with $92 of accrued interest totaling $1,692 was converted into 205,118 common shares of the company, On July 21, 2015 $3,150 of principal debt along with $240 of accrued interest totaling $3,390 was converted into 112,074 common shares, On July 31, 2015 $4,000 of principal debt along with $314 of accrued interest totaling $4,314 was converted into 148,689 common shares of the company, On January 21, 2016 $6,500 of principal debt along with $757 of accrued interest totaling $7,257 was converted into 131,962,181 shares of the company .On September 1, 2016 $3,275 of the principle along with $542.66 of accrued interest was converted into 931,725 shares of common stock. On September 29, 2016 $5,275 of principle along with $983.76 of accrued interest was converted into 5,808,450 common stock of the company. On October 26, 2016 the remaining principle of $6,000 along with $1,066.52 of accrued interest was converted into 11,172,363 shares of common stock in the company resulting in a extinguishment of debt. THIS NOTE HAS BEEN PAID IN FULL

On June 19, 2015, the Company issued a convertible promissory note to Gold Coast Capital, LLC in the amount of $25,000. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 70% multiplied by the market price, which is the average of the lowest two (2) trading prices for the common stock during the forty-five (45) trading day period ending on the latest complete trading day prior to the conversion date. On September 15, 2015 $10,000 of principal debt was converted into 6,250,000 common shares, On September 24, 2015 $4,586 of principal debt was converted into 6,744,934 common shares, On October 9, 2015 $5,389 of principal debt was converted into 7,926,024 common shares. To date $19,975 of the $25,000 of the debt has been converted into 20,920,958 shares. On December 10, 2015, the company entered into a debt settlement agreement with Gold Coast Capital LLC. On November 9, 2016, the company entered into a debt purchase agreement with LG Capital whereby the remaining principle amount of $10,414 was purchased and converted into 18,111,304 shares of the company’s common stock. THIS NOTE HAS BEEN PAID IN FULL

On July 31, 2015, the Company issued a convertible promissory note to Auctus Fund, LLC in the amount of $45,750. The note is due on May 1, 2016 and bears interest at 10% per annum. The loan becomes convertible 300 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date. On June 23, 2016 $45,750 of the principal along with $19,184.40 accrued interest was converted into 865,792 common shares of the Company’s common stock. On September 9, 2016 $3,816.50 of accrued interest was converted into 1,174,307 shares. On October 7, 2016, the remaining principle of $6,999.10 was converted into 6,999,100 shares of the company resulting in an extinguishment of debt. THIS NOTE HAS BEEN PAID IN FULL

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

November 30, 2016

On July 28, 2016, the Company issued a convertible promissory note in the amount of $50,000. The note is due on January 28, 2017 and bears interest at 10% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate subject to mutual agreement and approval by the Board of Directors.

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

On November 21, 2016 (the “Closing Date”), Cherubim Interests, Inc. (the “Company”) entered into an Investment Agreement (the “Investment Agreement” filed as Exhibit 2.1) by and among the Company, and Tangiers Global, LLC, a Wyoming limited liability company ("Tangiers"), pursuant to which Tangiers has agreed to purchase up to five million dollars ($5,000,000) of the Company's common stock to be sold at an eighty-five percent (85%) discount to the five (5) consecutive Trading Days including and immediately following the receipt of a Put Notice (the "Shares"). The Shares must be registered with the SEC in a current registration statement. The registration rights of Tangiers are outlined in the Registration Rights Agreement (“Rights Agreement”) which details the obligations of the Company, attached herewith as Exhibit 2.2.

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

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

November 30, 2016

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

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt. During the period ended November 30, 2016, the Company recorded a total change in the value of the derivative liabilities of $(4,584).

From inception to November 30, 2016 the Company has not granted any stock options.

NOTE 6 - STOCKHOLDERS' EQUITY

The total number of common shares authorized that may be issued by the Company is 5,000,000,000 shares with a par value of $0.0001 per share and 50,000,000 preferred shares.

On September 1, 2016 500,000 shares were issued for services.

On September 1, 2016 864,000 shares were issued on conversion of a convertible promissory note.

On September 2, 2016 931,704 shares were issued on conversion of a convertible promissory note. On September 13, 2016 2,000,000 shares were issued for services.

On September 14, 2016 7,334 shares were retired.

On September 21, 2016 1,174,307 shares were issued on conversion of a convertible promissory note.

On October 3, 2016 5,808,450 shares were issued on conversion of a convertible promissory note.

On October 17, 2016 6,999,100 shares were issued on conversion of a convertible promissory note.

On October 31, 2016 11,172,636 shares were issued on conversion of a convertible promissory note.

On November 15, 2016 18,111,304 shares were issued on conversion of a convertible promissory note.

On November 18, 2016 22,845,275 shares were issued on conversion of a convertible promissory note.

On November 28, 2016 28,687,179 shares were issued on conversion of a convertible promissory note.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has a current receivable totaling $50,014. As of November 30, 2016 the Company owed $57,424. The receivable and loan is unsecured and due on demand and as such are included in current assets/liabilities.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed our operations subsequent to November 30, 2016 and to the date of these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three months ended November 30, 2016 and 2015 and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	2016		2015
Revenue	$408,628	$	−
Cost of Goods Sold	(218,333)		−
Operating Expenses	(2,456,104)		(2,179,355)
Other Income (Expenses)	(324,475)		285,767
Income from Discontinued Operations	−		−
Net Income (Loss)	$(2,590,284)		$(1,893,588)

Revenue and Cost of Goods Sold

Our gross revenue for the three-month period ended November 30, 2016, was $408,628, compared to $0 for the same period in fiscal 2015. Revenues and cost of goods sold in the current year were the result of the acquisition of VICT in February 2016 which began revenue generating activities in June 2016.

Operating Expenses

The major components of our expenses for the years ended August 31, 2016 and 2015 are outlined below:

	2016	2015
Operating expenses
Compensation expense	$103,463	$-
Professional fees	2,223,851	8,880
Travel and promotion	12,251	4,225
Depreciation	1,220	1,220
Sales expenses	51,959	-
Other general & administrative	63,360	2,165,030
Total operating expenses	$2,456,104	$2,179,355

The primary increase in the operating expenses for the three months ended November 30, 2016 over the prior periods was the increase in professional fees paid in shares partially offset by other general and administrative expenses accrued and paid in shares in the prior period. As well, due to the increased activity of the Company, compensation and sales expenses also increased.

Liquidity and Capital Resource

Working Capital

	November 30, 2016	August 31, 2016
Current Assets	$631,057	$822,149
Current Liabilities	2,604,278	2,847,450
Working Capital Deficiency	$1,973,221	$2,025,301

Cash Flow

	November 30, 2016	November 30, 2015
Cash Used in Operating Activities	$(72,061)	$(22,729)
Cash Used in Investing Activities	(11,153)	(12,500)
Cash Provided by Financing Activities	75,000	20,646
Net Change in Cash	$(8,214)	$(14,583)

The Company had cash of $34,189, accounts receivable of $175,438, inventory of $369,436, accounts payable and accrued liabilities of $87,594, deferred revenue of $586,013, unclaimed debt of $580,006, accrued interest of $607,078 and notes payable of $708,987 as of August 31, 2016. In comparison, the Company had cash of $8,079, accounts receivable of $333,601, inventory of $478,244, accounts payable and accrued liabilities of $149,535, deferred revenue of $705,790, unclaimed debt of $580,006, accrued interest of $588,369 and notes payable of $727,142 as of August 31, 2016.

Cash Used In Operating Activities

The Company had cash provided by (used in) operating activities in the amount of $133,303 and $(22,729) during the three months ended November 30, 2016 and 2015.

Cash From Investing Activities

In 2016 the Company issued notes receivable of $245. In 2015 the Company purchased fixed assets of $12,500.

Cash from Financing Activities

In 2016, the Company has repayments of related party loan of $107,438 (proceeds of $20,646 in 2015).

Going Concern

The audited financial statements for the year ended August 31, 2016, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated no revenue since inception, and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at November 30, 2016, our company has accumulated losses of $6,808,029 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2016, our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

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

The Company's Chief Executive Officer, who is its principal executive and chief financial officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period (Feb 28, 2014) covered by this Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's Chief Executive Officer & CFO, has concluded the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-Q were ineffective because of comments from the SEC that required additional disclosure and restatement of other disclosed information.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these l penny stock rules. Consequently, these penny stock rules may affect the ability of broker- dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

Cherubim Interests Inc

Date: May 16, 2017	/s/ Patrick Johnson
Patrick Johnson
Chief Executive Officer and Chief Financial Officer