Form 10-Q
period 2017-02-28
CHERUBIM INTERESTS, INC.
filed 2017-05-18
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

The Quarterly period ending February 28, 2017

.     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____to_____

Commission File Number: 333-150061

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

Yes  X . No      ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer	.	Accelerated filer	..

Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No  X .      .

As of November 30, 2016 there were 315,885,847 shares of common stock, par value $0.00001, outstanding.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of February 28, 2017 (Unaudited) and August 31, 2016	4

Condensed Statements of Operations for the Three and Six Months Ended February 28, 2017 and February 29, 2016 (Unaudited)	5

Condensed Statements of Cash Flows for the Six Months Ended February 28, 2017 and February 29, 2016 (Unaudited)	6

Notes to Unaudited Condensed Financial Statements	7

CHERUBIM INTERESTS INC.
Condensed Balance Sheets (Unaudited)

	February 28,	August 31,
	2017	2016
ASSETS

Current assets
Cash	$-	$8,079
Accounts receivable	105,509	333,601
Inventory	362,570	478,244
Notes receivable	1,980	2,225
Related party receivable	54,014	-
Total current assets	524,073	822,149

Fixed assets	5,893	8,333

Total assets	$529,966	$830,482

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank indebtedness	$1,686	$-
Accounts payable	64,967	149,535
Notes payable	320,550	727,142
Related party payables	-	57,424
Unclaimed debt	580,006	580,006
Accrued interest	391,095	588,369
Deferred revenue	478,491	705,790
Derivative liability	99,210	39,184
Accrued expenses and other liabilities	-	-
Total current liabilities	1,936,005	2,847,450

Notes payable (non-current portion)	-	-
Total liabilities	1,936,005	2,847,450

Stockholders' Deficit
Common stock, $0.00001 par value; 5,000,000,000 shares authorized;
315,885,847 and 18,799,226 issued and outstanding at November 30, 2016 and August 31, 2016, respectively	6,929	188
Series B preferred stock	9,144	9,144
Series C preferred stock	32,550	32,550
Shares held in escrow	(10,000)	(10,000)
Additional paid in capital	5,531,847	2,168,894
Deficit accumulated during the development stage	(6,976,509)	(4,217,744)
Total stockholders' deficit	(1,406,039)	(2,016,968)

Total liabilities and stockholders' deficit	$529,966	$830,482

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC.
Condensed Statements of Operations (Unaudited)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Revenues	$381,516	$-	$790,144	$-
Cost of goods sold	(208,393)	-	(426,726)	-
Gross profit	173,123	-	363,418	-

Operating expenses
Compensation expenses	92,282	-	195,745	-
Professional fees	72,213	8,820	2,296,064	17,700
Travel and promotion	3,880	-	16,131	4,225
Depreciation	1,221	1,221	2,441	2,441
Sales expenses	13,627	-	65,586	-
Other general and administrative	47,514	150,387	110,874	2,315,417
Total operating expenses	230,737	160,428	2,686,841	2,339,783

Loss from operations	(57,614)	(160,428)	(2,323,423)	(2,339,783)

Other income (expense)
Interest expense	(157,365)	(33,255)	(234,164)	(72,804)
Derivative recovery	(64,610)	27,033	(60,026)	396,735
Loss on extinguishment of debt	111,109	8,461	(141,151)	(35,925)
Total other income (expense)	(110,866)	2,239	(435,341)	288,006

Loss before provision for income taxes	(168,480)	(158,189)	(2,758,764)	(2,051,777)

Provision for Income taxes	-	-	-	-

Net loss	$(168,480)	$(158,189)	$(2,758,764)	$(2,051,777)

Basic and diluted loss per common share	$(0.00)	$(1.33)	$(0.01)	$(28.44)

Weighted average shares outstanding	387,008,055	118,505	248,800,477	72,156

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC.
Condensed Statements of Cash Flows (unaudited)

	Six months ended
	February 28,	February 29,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(2,758,764)	$(2,051,777)
Adjustments to reconcile net loss to net cash used in operating activities
Change in derivative	60,026	(396,735)
Common stock issued for services	2,197,480	2,160,000
Depreciation	2,441	2,441
Stock issued to convert debt	796,658	-
Extinguishment of debt	(31,036)	35,925
Changes in operating assets and liabilities:
Accounts receivable	228,092	-
Inventory	115,674	-
Accounts payable	(84,570)	28,986
Deferred revenue	(227,299)	-
Interest payable	(197,274)	6,560
Accrued expenses and other liabilities	-	118,831
Cash provided by (used in) operating activities	101,428	(95,769)

Cash flows from investing activities
Notes receivable	245	-
Purchase of fixed assets	-	(12,500)
Cash flows used in investing activities	245	(12,500)

Cash flows from financing activities
Proceeds from related party loan	-	92,851
Repayments of related party loan	(111,438)	-
Bank indebtedness	1,686	-
Cash provided by financing activities	(109,752)	92,851
Net change in cash	(8,079)	(15,418)
Cash at beginning of period	8,079	16,293
Cash at end of period	$-	$875

Supplemental disclosure of non-cash investing activities
Common shares issued for conversion of debt	$685,549	$-

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

February 28, 2017

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Cherubim Interests Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2016 and 2015 audited financial statements. The results of operations for the period ended February 28, 2017 are not necessarily indicative of the operating results for the full year.

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

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

February 28, 2017

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

February 28, 2017

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

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

February 28, 2017

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

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

February 28, 2017

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

SVN/TJF Investments SVN/TJF has closed over $10 billion in 2015 with over 200 offices and 1,500 advisors. The team focuses on SFR Portfolios nationwide in addition to Multi-Family Land, Joint Venture, Capital Raise and Debt Placement in Texas and Oklahoma. SVN/TJF maximizes value through a deeply technical valuation model ensuring clients receive top value for their assets. The firm's national and international presence, local knowledge, consulting, disposition and acquisition services are unparalleled in the market. For more information, visit www.svn-tjf.comwww.svn-tjf.comwww.svn-tjf.comwww.svn-tjf.com.

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

February 28, 2017

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company has accumulated deficit since inception of $6,976,509 and a negative working capital of $1,411,932 as of February 28, 2017. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

February 28, 2017

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

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

February 28, 2017

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

February 28, 2017

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

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt. During the period ended February 28, 2017, the Company recorded a total change in the value of the derivative liabilities of $60,026.

From inception to February 28, 2017 the Company has not granted any stock options.

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

February 28, 2017

On November 15, 2016 18,111,304 shares were issued on conversion of a convertible promissory note.

On November 18, 2016 22,845,275 shares were issued on conversion of a convertible promissory note.

On November 28, 2016 28,687,179 shares were issued on conversion of a convertible promissory note.

On December 5, 2016 31,553,311 shares were issued on conversion of a convertible promissory note.

On December 12, 2016 29,542,088 shares were issued on conversion of a convertible promissory note.

On December 13, 2016 10,000,000 shares were issued for services.

On December 16, 2016 38,159,371 shares were issued on conversion of a convertible promissory note.

On December 22, 2016 116,791,552 shares were issued on conversion of a convertible promissory note.

On December 28, 2016 42,466,891 shares were issued on conversion of a convertible promissory note.

On January 17, 2017 38,547,475 shares were issued on conversion of a convertible promissory note.

On January 17, 2017 2,028,479 shares were retired.

On January 27, 2017 40,404,040 shares were issued on conversion of a convertible promissory note.

On February 15, 2017 31,571,944 shares were issued on conversion of a convertible promissory note.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has a current receivable totaling $54,014. As of November 30, 2016 the Company owed $57,424. The receivable and loan is unsecured and due on demand and as such are included in current assets/liabilities.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed our operations subsequent to February 28, 2017 and to the date of these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for three and six month period ended February 28, 2017 and February 29, 2016 and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Three months ended			Six months ended
	February 28, 2017		February 29, 2016	February 28, 2017		February 29, 2016
Revenue	$381,516	$	−	$790,144	$	−
Cost of Goods Sold	(208,393)		−	(426,726)		−
Operating Expenses	(230,737)		(160,428)	(2,686,841)		(2,339,783)
Other Income (Expenses)	(110,866)		2,239	(435,341)		288,006
Income from Discontinued Operations	−		−	−		−
Net Income (Loss)	$(168,480)		$(158,189)	$(2,758,764)		$(2,051,777)

Revenue and Cost of Goods Sold

Our gross revenue for the three and six month period ended February 28, 2017, was $381,516 and $790,144, compared to $0 for the same period in fiscal 2016. Revenues and cost of goods sold in the current year were the result of the acquisition of VICT in February 2016 which began revenue generating activities in June 2016.

Operating Expenses

The major components of our expenses for the three and six month period ended February 28, 2017 and February 29, 2016 are outlined below:

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Operating expenses:
Compensation expense	$92,282	$-	$195,745	$-
Professional fees	72,213	8,820	2,296,064	17,700
Travel and promotion	3,880	-	16,131	4,225
Depreciation	1,221	1,221	2,441	2,441
Sales expenses	13,627	-	65,586	-
Other general & administrative	47,514	150,387	110,874	2,315,417
Total operating expenses	$230,737	$160,428	$2,686,841	$2,339,783

The primary increase in the operating expenses for the three and six month period ended February 28, 2017 over the prior periods was the increase in professional fees paid in shares partially offset by other general and administrative expenses accrued and paid in shares in the prior period. As well, due to the increased activity of the Company, compensation and sales expenses also increased.

Liquidity and Capital Resource

Working Capital

	February 28, 2017	August 31, 2016
Current Assets	$524,073	$822,149
Current Liabilities	1,936,005	2,847,450
Working Capital Deficiency	1,411,932	2,025,301

Cash Flow

	2017	2016
Cash Used in Operating Activities	$101,428	$(95,769)
Cash Used in Investing Activities	245	(12,500)
Cash Provided by Financing Activities	(109,752)	92,851
Net Change in Cash	$(8,079)	$(15,418)

The Company had cash of $0, accounts receivable of $105,509, inventory of $362,570, accounts payable and accrued liabilities of $64,967, deferred revenue of $478,491, unclaimed debt of $580,006, accrued interest of $391,095 and notes payable of $320,550 as of February 28, 2017. In comparison, the Company had cash of $8,079, accounts receivable of $333,601, inventory of $478,244, accounts payable and accrued liabilities of $149,535, deferred revenue of $705,790, unclaimed debt of $580,006, accrued interest of $588,369 and notes payable of $727,142 as of August 31, 2016.

Cash Used In Operating Activities

The Company had cash provided by (used in) operating activities in the amount of $101,428 and $(95,769) during the three months ended February 28, 2017 and February 29, 2016.

Cash From Investing Activities

In 2017, the Company issued notes receivable of $245. In 2016, the Company purchased fixed assets of $12,500.

Cash from Financing Activities

In 2017, the Company had repayments of related party loan of $111,438 and bank indebtedness of $1,686. In 2016, the Company had related party proceeds of $92,851.

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

Cherubim Interests Inc.

Date: May 18, 2017	By:	/s/ Patrick Johnson
Patrick Johnson
CEO and CFO