Form 10-Q
period 2017-05-31
CHERUBIM INTERESTS, INC.
filed 2017-07-24
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

The Quarterly period ending May 31, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____to_____

Commission File Number: 333-150061

CHERUBIM INTERESTS INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0585268
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1304 Norwood Dr.

Bedford TX. 76022

(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: 844 842 8872

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]. No [   ]..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]. .

As of July 15, 2017 there were 1,802,069,727 shares of common stock, par value $0.00001, outstanding.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of May 31, 2017 (Unaudited) and August 31, 2016	4

Condensed Statements of Operations for the Three and Nine Months Ended May 31, 2017 and November 30, 2016 (Unaudited)	5

Condensed Statements of Cash Flows for the Nine Months Ended May 31, 2017 and November 30, 2016 (Unaudited)	6

Notes to Unaudited Condensed Financial Statements	7

CHERUBIM INTERESTS INC.
Condensed Balance Sheets (Unaudited)

	May 31,	August 31,
	2017	2016
ASSETS

Current assets
Cash	$18,563	$8,079
Accounts receivable	78,919	333,601
Inventory	289,130	478,244
Notes receivable	1,980	2,225
Related party receivable	84,379	-
Total current assets	508,738	822,149

Fixed assets	4,673	8,333

Total assets	$513,411	$830,482

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$170,705	$149,535
Notes payable	340,213	727,142
Related party payables	24,360	57,424
Unclaimed debt	580,006	580,006
Accrued interest	420,404	588,369
Deferred revenue	236,362	705,790
Derivative liability	61,644	39,184
Accrued expenses and other liabilities	-	-
Total current liabilities	1,833,964	2,847,450

Notes payable (non-current portion)	-	-
Total liabilities	1,833,964	2,847,450

Stockholders' Deficit
Common stock, $0.00001 par value; 5,000,000,000 shares authorized;
1,802,069,727 and 18,799,226 issued and outstanding at May 31, 2017 and August 31, 2016, respectively	18,021	188
Series B preferred stock	9,144	9,144
Series C preferred stock	32,550	32,550
Shares held in escrow	(10,000)	(10,000)
Additional paid in capital	5,633,901	2,168,894
Deficit accumulated during the development stage	(7,004,169)	(4,217,744)
Total stockholders' deficit	(1,320,553)	(2,016,968)

Total liabilities and stockholders' deficit	$513,411	$830,482

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC.
Condensed Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2017	2016	2017	2016
Revenues	$254,687	$27,937	$1,044,831	$27,937
Cost of goods sold	(102,796)	19,975	(529,522)	19,975
Gross profit	151,891	7,962	515,309	7,962

Operating expenses
Compensation expenses	27,034	114,375	222,779	2,404,206
Professional fees	8,596	3,381	2,304,660	21,081
Travel and promotion	12,421	3,041	28,552	7,266
Depreciation	1,220	1,220	3,661	3,661
Sales expenses	400	-	65,986	-
Other general and administrative	65,586	12,870	162,829	48,456
Total operating expenses	101,626	134,887	2,788,467	2,484,670

Income (loss) from operations	50,265	(126,925)	(2,273,158)	(2,476,708)

Other income (expense)
Interest expense	(50,881)	(32,783)	(285,045)	(105,587)
Derivative recovery	37,566	(50,610)	(22,460)	346,126
Forgiveness of debt income		225,070		225,070
Loss on extinguishment of debt	(64,610)	-	(205,761)	(35,925)
Total other income (expense)	(77,925)	141,677	(513,266)	429,684

Income (loss) before provision for income taxes	(27,660)	14,752	(2,786,424)	(2,047,024)

Provision for Income taxes	-	-	-	-

Net loss	$(27,660)	$14,752	$(2,786,424)	$(2,047,024)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	672,129,657	77,626,880	886,000,195	3,862,329,167

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC.
Condensed Statements of Cash Flows (unaudited)

	Nine months ended
	May 31,	May 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(2,786,424)	$(2,047,024)
Adjustments to reconcile net loss to net cash used in operating activities
Change in derivative	22,460	(346,125)
Common stock issued for services	2,197,480	2,160,000
Depreciation	3,660	3,661
Stock issued to convert debt	689,175	-
Extinguishment of debt	(31,036)	(35,925)
Debt converted to equity		173,556
Forgiveness of debt		(225,070)
Changes in operating assets and liabilities:
Accounts receivable	254,682	-
Inventory	189,114	-
Accounts payable	21,169	35,336
Deferred revenue	(469,428)	121,721
Interest payable	(167,965)	39,342
Accrued expenses and other liabilities	-	162,342
Cash provided by (used in) operating activities	(77,113)	36,307

Cash flows from investing activities
Notes receivable	245	-
Purchase of fixed assets	-	(12,500)
Cash flows provided by (used)in investing activities	245	(12,500)

Cash flows from financing activities
Proceeds from related party loan	87,352	92,851
Repayments of related party loan	-	(42,844)
Bank indebtedness	-	-
Cash provided by financing activities	87,352	50,007
Net change in cash	10,484	73,814
Cash at beginning of period	8,079	16,293
Cash at end of period	$18,563	$90,107

Supplemental disclosure of non-cash investing activities
Common shares issued for conversion of debt	$1,109,861,236	$-

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed financial statements

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

May 31, 2017

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Cherubim Interests Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2016 and 2015 audited financial statements. The results of operations for the period ended May 31, 2017 are not necessarily indicative of the operating results for the full year.

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

•Turn-key from acquisition to sale:

•Due diligence (regardless of purchase)

•Construction Services

•Property Management

The strength of Cherubim Interests lies in its strategic location. The Texaplex refers to the highly populated triangular region in Texas that is outlined by the Dallas-Fort Worth Metroplex in the north down to the Houston metropolitan area, over to San Antonio and Austin, Texas.

To truly grasp the power of the Texaplex, consider that:

•4 out of 5 Texans reside within the triangular region

•The Texaplex has the largest population growth rate of any state in the country

•Expected to add 14 million new residents by 2030

•Ranked among ‘Best Big Cities for Jobs’ by Forbes

•Ranked among ‘Best Cities to Buy a Home’ by Forbes

•Ranked among ‘Best Bang for the Buck Cities’ by Forbes

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

May 31, 2017

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

Key Strengths of VR

Through its Member(s) and Management Team VR:

•utilizes a network of dedicated contractors,

•enjoys industry relationships going back 30 years,

•maintains a Strong reputation with suppliers, subcontractors and realtors,

•manages a highly flexible approach to quick changing market conditions (weather, violent storms, slow periods, hail damage, etc.),

•is well-positioned for continued growth,

•takes advantage of referred and repeat business from previous customers, and

•maintains a trained team of managers and sales people.

VR Daily Marketing Strategy

The VR Daily Marketing Strategy is simple and has continued to work from the company’s inception. VR’s greatest advertisement and continued marketing success is through referrals by insurance provider referrals, customers, realtors, and suppliers.

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

May 31, 2017

Opportunities and Strategic Alliances

VR, thru its Member and its associated Companies (“Associates”), enjoy a strategic relationship(s) within the insurance restoration business sector. These Associates have acquired Companies that allow for local, regional and national growth. Several visions of growth can now become reality with alliances in funding, labor components and a state of the art project management team. These relationships bring to fruition opportunities to expand in not only our current restoration/reconstruction models, but also in commercial services. Additionally, these relationships will enhance supply chain capabilities that could garner new national program relationships with builders and general contractors as a materials/labor supplier. The recent partnerships and addition to already existing staff that has a combined 250 years in construction expertise, have allowed us to bring about the convergence of “human assets” that give VR and its Associates industry professionals in:

•Residential and Commercial construction management,

•Showroom and staff Designers,

•Insurance and contractor program management,

•Continuing Education programs and certification for the Insurance industry,

•Materials supply relationships,

•Supply chain distribution and logistics,

•Multi-family property construction/re-construction opportunities,

•Custom millworks product production, and

•Real estate development programs.

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

May 31, 2017

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

•Diversified, Unique Business Approach Reduces Risk

•Business Model Drives High Return On Capital

•Business Model Features Raw Land Acquisitions with Redevelopment Opportunities

•Exclusive Global License for Proprietary Technology

•“Mini Storage” Business Model Participating in Burgeoning Legal Cannabis Cultivation Industry

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

May 31, 2017

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

United Cannabis Corp. has agreed to provide to BudCube Cultivations Systems fee based consulting services including:

•Standard Operating Procedures

•Cultivation

•Inventory Control and Management Systems

•Genetics Counseling and Testing Procedures

•Extract Processing and Equipment Design, and

•Proprietary Product Line(s)

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

May 31, 2017

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

•Clean integration of technology within XWALLS opens up more living space

•Less clutter and more light to boost productivity and enlighten your vision

XWALLS technology can be embedded and integrated between the glass panels themselves, seamlessly allowing for audio-visual presentation and collaboration via XWALLS such as:

•Videoconferencing

•Remote access control to smart TV screens

•Screen-to-screen mirroring

•Projections with matted panel technology and much more

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

On March 28, 2017, Cherubim Interests, Inc., a Nevada Corporation (the “Company”) entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Northbridge Financial, Inc., a Delaware corporation (“Northbridge”), pursuant to which the Company agreed to issue common stock to Northbridge in exchange for the settlement of certain outstanding debts of the Company in the principal and interest amount of $132,807.98 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company. Northbridge purchased the obligations and accounts payable from certain vendors of the Company as described below.

On March 28, 2017, the Circuit Court of the Twelfth Judicial District in and for Sarasota County, Florida (the “District Court”), entered an order (the “Northbridge Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and Northbridge, in the matter entitled Northbridge Financial, Inc., a Delaware corporation vs. Cherubim Interests, Inc., a Nevada corporation (the “Northbridge Action”). Northbridge commenced the Northbridge Action against the Company to recover certain past-due obligations and accounts payable of the Company in the principal and interest amount of $132,807.98 (the “Northbridge Claim”), which Northbridge had purchased from certain vendors of the Company pursuant to the terms of separate receivable purchase agreements between Northbridge and such vendors. The Northbridge Order provides for the full and final settlement of the Northbridge Claim and the Northbridge Action. The Settlement Agreement became effective and binding upon the Company and Northbridge upon execution of the Northbridge Order by the District Court in March, 2017.

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

May 31, 2017

Pursuant to the terms of the Settlement Agreement approved by the Northbridge Order, on March 28, 2017, the Company agreed to issue to Northbridge shares (the “Northbridge Settlement Shares”) of the Company’s common stock, $0.00001 par value (the “Common Stock”). The Settlement Agreement provides that the Northbridge Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Northbridge Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, Northbridge may deliver a request to the Company which states the dollar amount (designated in U.S. Dollars) of Common Stock to be issued to Northbridge (the “Northbridge Share Request”). The parties agree that the total amount of Common Stock to be delivered by the Company to satisfy the Northbridge Share Request shall be issued at fifty percent (50%) of the closing price of the common stock for the twenty (20) day trading period preceding the share request. Additional tranche requests shall be made as requested by Northbridge until the Northbridge Settlement Amount is paid in full.

The Settlement Agreement provides that in no event shall the number of shares of Common Stock issued to Northbridge or its designee in connection with the Settlement Agreement, when aggregated with all other shares of Common Stock then beneficially owned by Northbridge and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder), result in the beneficial ownership by Northbridge and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 4.99% of the Common Stock.

The Company has initially reserved 1,220,000,000 shares of Common Stock to provide for issuances upon full satisfaction of the Settlement Amount.

On May 31, 2017, holders of a majority of the voting rights of the Company approved a 20,000 to 1 reverse split of the Company’s Common Stock (“Reverse Split”), meaning that each 20,000 shares of Common Stock will be consolidated into 1 share of Common Stock following the reverse split, provided however, that fractional shares would be rounded up to the nearest whole share. Notice of the action taken by holders of a majority of the voting rights of the Company was provided to non-consenting shareholders in accordance with Nevada law.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company has accumulated deficit since inception of $7,004,169 and a negative working capital of $1,325,226 as of May 31, 2017. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

May 31, 2017

NOTE 4 - CONVERTIBLE NOTES PAYABLE

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

On November 15, 2016, the Company issued a convertible promissory note to Auctus Fund, LLC. in the amount of $68,750. The note is due on August 14, 2017 and bears interest at 10% per annum. The loan becomes convertible 300 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 50% multiplied by the lowest trading price during the previous twenty-five (25) day trading period ending on the latest complete trading day prior to the conversion date.

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

May 31, 2017

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

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt. During the period ended May 31, 2017, the Company recorded a total change in the value of the derivative liabilities of $42,150.

From inception to May 31, 2017 the Company has not granted any stock options.

NOTE 6 - STOCKHOLDERS' EQUITY

The total number of common shares authorized that may be issued by the Company is 15,000,000,000 shares with a par value of $0.0001 per share and 50,000,000 preferred shares.

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

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

May 31, 2017

On January 27, 2017 40,404,040 shares were issued on conversion of a convertible promissory note.

On February 15, 2017 31,571,944 shares were issued on conversion of a convertible promissory note.

On April 4, 2017 30,000,000 shares were issued on conversion of a convertible promissory note.

On April 6, 2017 32,000,000 shares were issued on conversion of a convertible promissory note.

On April 10, 2017 38,000,000 shares were issued on conversion of a convertible promissory note.

On April 12, 2017 40,000,000 shares were issued on conversion of a convertible promissory note.

On April 19, 2017 42,000,000 shares were issued on conversion of a convertible promissory note.

On April 21, 2017 44,000,000 shares were issued on conversion of a convertible promissory note.

On April 25, 2017 46,000,000 shares were issued on conversion of a convertible promissory note.

On May 1, 2017 48,000,000 shares were issued on conversion of a convertible promissory note.

On May 1, 2017 48,000,000 shares were issued on conversion of a convertible promissory note.

On May 3, 2017 51,000,000 shares were issued on conversion of a convertible promissory note.

On May 5, 2017 53,000,000 shares were issued on conversion of a convertible promissory note.

On May 10, 2017 55,000,000 shares were issued on conversion of a convertible promissory note.

On May 15, 2017 57,000,000 shares were issued on conversion of a convertible promissory note.

On May 18, 2017 67,000,000 shares were issued on conversion of a convertible promissory note.

On May 18, 2017 124,885,714 shares were issued on conversion of a convertible promissory note.

On May 22, 2017 70,038,891 shares were issued on conversion of a convertible promissory note.

On May 24, 2017 73,000,000 shares were issued on conversion of a convertible promissory note.

On May 25, 2017 162,251,082 shares were issued on conversion of a convertible promissory note.

On May 26, 2017 76,000,000 shares were issued on conversion of a convertible promissory note.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of May 31, 2017 the Company has a current receivable totaling $78,919. As of May 31, 2017 the Company owed $24,360. The receivable and loan is unsecured and due on demand and as such are included in current assets/liabilities.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed our operations subsequent to May 31, 2017 and to the date of these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•the uncertainty of profitability based upon our history of losses;

•risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

•risks related to our international operations and currency exchange fluctuations;

•risks related to product liability claims;

•other risks and uncertainties related to our business plan and business strategy.

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

As used in this annual report, the terms "we", "us", "our", the "Company" mean., unless otherwise indicated.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for three and nine month period ended May 31, 2017 and May 31, 2016 and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Revenue	$254,687	$27,937	$1,044,831	$27,937
Cost of Goods Sold	(102,796)	(19,975)	(529,522)	(19,975)
Operating Expenses	(101,626)	(134,887)	(2,788,467)	(2,484,670)
Other Income (Expenses)	(77,925)	141,677	(513,266)	429,684
Income from Discontinued Operations	−	−	−	−
Net Income (Loss)	$(27,660)	$14,752	$(2,786,424)	$(2,047,024)

Revenue and Cost of Goods Sold

Our gross revenue for the three and six month period ended May 31, 2017, was $254,687 and $1,044,831, compared to $27,937 for the same periods in fiscal 2016. Revenues and cost of goods sold in the current year were the result of the acquisition of VICT in February 2016 which began revenue generating activities in June 2016.

Operating Expenses

The major components of our expenses for the three and nine month period ended May 31, 2017 and May 31, 2016 are outlined below:

	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Operating expenses:
Compensation expense	$27,034	$114,375	$222,779	$2,404,206
Professional fees	8,596	3,381	2,304,660	21,081
Travel and promotion	12,421	3,041	28,552	7,266
Depreciation	1,220	1,220	3,661	3,661
Sales expenses	400	-	65,986	-
Other general & administrative	65,586	12,870	162,829	48,456
Total operating expenses	$101,626	$134,887	$2,788,467	$2,484,670

The primary increase in the operating expenses for the three and nine month period ended May 31, 2017 over the prior periods was the increase in professional fees paid in shares partially offset by other general and administrative expenses accrued and paid in shares in the prior period. As well, due to the increased activity of the Company, compensation and sales expenses also increased.

Liquidity and Capital Resource

Working Capital

	May 31, 2017	August 31, 2016
Current Assets	$508,738	$822,149
Current Liabilities	1,833,964	2,847,450
Working Capital Deficiency	1,325,226	2,025,301

Cash Flow

	May 31, 2017	May 31, 2016
Cash Provided by (Used) in Operating Activities	$(77,113)	$36,307
Cash Provided by (Used) in Investing Activities	245	(12,500)
Cash Provided by Financing Activities	87,352	50,007
Net Change in Cash	$10,484	$73,814

The Company had cash of $18,563, accounts receivable of $78,919, inventory of $289,130, accounts payable and accrued liabilities of $170,705, deferred revenue of $420,404, unclaimed debt of $580,006, accrued interest of $420,404 and notes payable of $340,213 as of May 31, 2017. In comparison, the Company had cash of $8,079, accounts receivable of $333,601, inventory of $478,244, accounts payable and accrued liabilities of $149,535, deferred revenue of $705,790, unclaimed debt of $580,006, accrued interest of $588,369 and notes payable of $727,142 as of August 31, 2016.

Cash Used In Operating Activities

The Company had cash (used in) operating activities in the amount of $(77,113) and $36,307 during the nine months ended May 31, 2017 and May 31, 2016.

Cash From Investing Activities

In 2017, the Company issued notes receivable of $245. In 2016, the Company purchased fixed assets of $12,500.

Cash from Financing Activities

In 2017, the Company had proceeds of related party loan of $87,352. In 2016, the Company had related party proceeds of $92,851 and repayments of related party loan of $(42,844)

Going Concern

The audited financial statements for the year ended August 31, 2016, included in our annual report on the Form 10-K filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated no revenue since inception, and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at May 31, 2017, our company has accumulated losses of $7,029,622 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations and expansion.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter ended M that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Cherubim Interests Inc.

Date: July 22, 2017	By:	/s/ Patrick Johnson
Patrick Johnson
CEO and CFO