Form 10-Q/A
period 2017-05-31
CHERUBIM INTERESTS, INC.
filed 2017-08-09
CIK 1421865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10Q-A

[X] AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

•Materials supply relationships,

•Supply chain distribution and logistics,

•Multi-family property construction/re-construction opportunities,

•Custom millworks product production, and

•Real estate development programs.

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

May 31, 2017

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

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

May 31, 2017

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

•Cultivation

•Inventory Control and Management Systems

•Genetics Counseling and Testing Procedures

•Extract Processing and Equipment Design, and

•Proprietary Product Line(s)

CHERUBIM INTERESTS INC.

Notes to Condensed Unaudited Financial Statements

May 31, 2017

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

RISKS RELATED TO THE CANNABIS INDUSTRY

OUR CANNABIS CULTIVATION BUSINESS IS DEPENDENT ON STATE LAWS PERTAINING TO THE CANNABIS INDUSTRY.

The Federal Controlled Substances Act, classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal Government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws that legalize its use. As of the date of this Prospectus, 29 states and the District of Columbia allow their residents to use medical cannabis. While Alaska, California, Colorado, Maine, Massachusetts, Nevada, Washington, as well as the District of Columbia all approved ballot measures to legalize cannabis for adult use, continued expansion of such ‘recreational use’ is not well defined at this time and any continued development of the cannabis industry will be dependent upon continued new legislative authorization of cannabis at the state, and perhaps the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the cannabis industry channel is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(s) within the various states we have business interests in. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business up to possibly causing us to discontinue operations as a whole.

CANNABIS REMAINS ILLEGAL UNDER FEDERAL LAW.

Despite the development of a cannabis industry legal under state laws, state laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal Government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws that legalize its use. There is no guarantee that current or future presidential administrations will not change the current low-priority enforcement of federal laws in states where cannabis has been legalized. Any such change in the Federal Government’s enforcement of federal laws could cause significant financial damage to us and our shareholders.

AS THE POSSESSION AND USE OF CANNABIS IS ILLEGAL UNDER THE FEDERAL CONTROLLED SUBSTANCES ACT, WE MAY BE DEEMED TO BE AIDING AND ABETTING ILLEGAL ACTIVITIES THROUGH THE SERVICES THAT WE PROVIDE. AS A RESULT, WE MAY BE SUBJECT TO ENFORCEMENT ACTIONS BY LAW ENFORCEMENT AUTHORITIES, WHICH WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

Under federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited to, a claim of aiding and abetting another’s criminal activities. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

FEDERAL ENFORCEMENT PRACTICES COULD CHANGE WITH RESPECT TO SERVICES PROVIDERS TO PARTICIPANTS IN THE CANNABIS INDUSTRY, WHICH COULD ADVERSELY IMPACT US. IF THE FEDERAL GOVERNMENT WERE TO CHANGE ITS PRACTICES, OR WERE TO EXPEND ITS RESOURCES ENFORCING EXISTING FEDERAL LAWS ON SUCH PROVIDERS IN THE CANNABIS INDUSTRY, SUCH ACTION COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR OPERATIONS, OUR CUSTOMERS, OR THE SALES OF OUR PRODUCTS UP TO AND INCLUDING A COMPLETE INTERRUPTION OF OUR BUSINESS.

It is possible that additional federal or state legislation could be enacted in the future that would prohibit our clients from selling cannabis, and if such legislation were enacted, such clients may discontinue the use of our services, and our potential source of customers would be reduced causing revenues to decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our services, which would be detrimental to us. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

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

CHERUBIM INTERESTS, INC.

/s/ Patrick Johnson
Dated: August 8, 2017	By: Patrick Johnson, Chief Executive Officer, and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick Johnson	Chief Executive Officer, Chief Financial Officer and Director	August 8, 2017
Patrick Johnson

/s/ Gary Fewell	Director	August 8, 2017
Gary Fewell

/s/ Charles Everett	Director	August 8, 2017
Charles Everett