Form 10-K/A
period 2016-08-31
CHERUBIM INTERESTS, INC.
filed 2017-08-10
CIK 1421865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K-A

[X] AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(888) 842-8872
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [   ] No [X]

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

•risks related to our international operations;

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

i.Increase the number of authorized shares of Common Stock to 5,000,000,000;

ii.Increase the number of authorized shares of Preferred Stock to 50,000,000;

iii.Set the par value of the Common and Preferred Stock to $0.00001;

iv.Authorize the Board of Directors to issue “blank check” Preferred Stock and fix the rights, preferences, privileges, qualifications, limitations, and restrictions of any Preferred Stock issued by the Company, including the number of shares constituting any series or the designation of such series.

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

(a)Market Information

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

(b)Holders of Common Stock: Currently we have approximately 900 shareholders of record, and 18,799,226 shares issued and outstanding with an approximate float of 1,939,158 shares as of August 31, 2016. Because of our small shareholder base, our stock may not experience high volume trading in the near future. We anticipate more shareholders in the future, but cannot guarantee any such happening.

(c)Dividends: There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend

1.we would not be able to pay our debts as they become due in the usual course of business; or

2.our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution. We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

(d)Securities Authorized for Issuance under Equity Compensation Plans: There are no outstanding grants or rights or any equity compensation plan in place.

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

i.Increase the number of authorized shares of Common Stock to 5,000,000,000;

ii.Increase the number of authorized shares of Preferred Stock to 50,000,000;

iii.Set the par value of the Common and Preferred Stock to $0.00001;

iv.Authorize the Board of Directors to issue “blank check” Preferred Stock and fix the rights, preferences, privileges, qualifications, limitations, and restrictions of any Preferred Stock issued by the Company, including the number of shares constituting any series or the designation of such series.

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

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

April 27, 2017

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

CHERUBIM INTERESTS INC.

Consolidated Balance Sheets

	August 31,
	2016		2015
ASSETS
Current assets
Cash	$8,079		$16,293
Accounts receivable	333,601		−
Inventory	478,244		−
Notes receivable, net of allowance $878,354	2,225		−
Total current assets	822,149		16,293
Fixed assets	8,333		3,572
Total assets	830,482		19,865

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$149,535	$	−
Notes payable	727,142		184,295
Related party payables	57,424		995,698
Unclaimed debt	580,006		557,876
Accrued interest	588,369		532,454
Deferred revenue	705,790		-
Derivative liability	39,184		432,293
Accrued expenses and other liabilities	−		214,230
Total current liabilities	2,847,450		2,916,846

Notes payable (non-current portion)	−		−
Total liabilities	2,847,450		2,916,846

Stockholders' Deficit
Common stock, $0.00001 par value; 5,000,000,000 shares authorized; 18,799,226 and 4,166 issued and outstanding at August 31, 2016 and 2015, respectively	188		−
Series B preferred stock	9,144		−
Series C preferred stock	32,550		−
Shares Held in Escrow	(10,000)		(10,000)
Additional paid in capital	2,168,894		1,328,740
Deficit accumulated during the development stage	(4,217,744)		(4,215,721)
Total stockholders' deficit	(2,016,968)		(2,896,981)

Total liabilities and stockholders' deficit	$830,482		$19,865

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

CHERUBIM INTERESTS INC.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock
	Shares	Amount ($)	Additional Paid in Capital ($)	Shares Held in Escrow ($)	Series B Preferred stock ($)	Series C Preferred stock ($)	Accumulated Deficit ($)	Total ($)
Balance, August 31, 2014	140	−	857,870	(10,000)	−	−	(3,299,871)	(2,452,001)
Common Stock Issued for Services	3,501	−	327,846	−	−	−	−	327,846
Common Stock Issued for Conversion of debt	525	−	143,024	−	−	−	−	143,024
Net Loss, year ended August 31 2015	−	−	−	−	−	−	(915,850)	(915,850)
Balance, August 31, 2015	4,166	−	1,328,740	(10,000)	−	−	(4,215,721)	(2,896,981)
Common Stock Issued for Conversion of debt	18,795,060	188	840,154	−	−	−	−	840,342
Series B preferred stock issued as dividend	−	−	−	−	9,144	−	(9,144)	−
Series C preferred stock issued	−	−	−	−	−	32,550	−	32,550
Net Income, year ended August 31 2016	−	−	−	−	−	−	7,121	7,121
Balance, August 31, 2016	18,799,226	188	2,168,894	(10,000)	9,144	32,550	(4,217,744)	(2,016,968)

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

VR Business Services

VR works closely with landlords, homeowners, insurance providers, general contractors, etc.… to ensure that roofing needs and all peripheral property damage is assessed and addressed accordingly utilizing its network of dedicated, independent contractors with relationships going back more than 30 years.

CHERUBIM INTERESTS INC.

Notes to Financial Statements

August 31, 2016 and 2015

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

Notes to Financial Statements

August 31, 2016 and 2015

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

Utilizing “Field Contract Writing” software, deployed by VR, job turnover and closing averages have substantially increased. At the end of January 2016, when including Work in Progress (“WIP”), VR has already exceeded the sales and profit figures for 2015. (Should We omit this?)

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

CHERUBIM INTERESTS INC.

Notes to Financial Statements

August 31, 2016 and 2015

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

CHERUBIM INTERESTS INC.

Notes to Financial Statements

August 31, 2016 and 2015

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

CHERUBIM INTERESTS INC.

Notes to Financial Statements

August 31, 2016 and 2015

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, accounts receivable, notes receivable, accounts payable, notes payable, related party payables, accrued interest and accrued expenses and other liabilities. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2016 and 2015.

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

CHERUBIM INTERESTS INC.

Notes to Financial Statements

August 31, 2016 and 2015

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

i.Increase the number of authorized shares of Common Stock to 5,000,000,000;

ii.Increase the number of authorized shares of Preferred Stock to 50,000,000;

iii.Set the par value of the Common and Preferred Stock to $0.00001;

iv.Authorize the Board of Directors to issue “blank check” Preferred Stock and fix the rights, preferences, privileges, qualifications, limitations, and restrictions of any Preferred Stock issued by the Company, including the number of shares constituting any series or the designation of such series.

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

Notes to Financial Statements

August 31, 2016 and 2015

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

CHERUBIM INTERESTS INC.

Notes to Financial Statements

August 31, 2016 and 2015

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

(a)Evaluation of Disclosure Controls and Procedures

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

(b)Management's Annual Report on Internal Control over Financial Reporting

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

(c)Changes in Internal Control over Financial Reporting

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

Patrick Johnson. Mr. Johnson, age 40, was initially appointed as the Chief Operating Officer of the Company on November 13, 2013, and Chief Executive Officer of the Company on June 3, 2014. Prior to Patrick’s involvement with the Company, he consulted from January, 2010 until his appointment in 2013. Patrick was also appointed as Chief Communications Officer and board member of Victura Construction from March 2014 to May 2015 and CEO since December 2015. Patrick majored in Journalism and Communications at the University of Oregon from 1994 to 1997, and attended the Craig James Broadcast School in 2000. Johnson has held C-Level positions in the oil and gas, construction, consumer products, and nutraceutical industries in both public and private sectors, as well as consulting in the private equity, mining, gaming, entertainment, Internet, and corporate finance industries. Patrick has assisted several charities and non-profit organizations with his volunteer and fund raising efforts. During his NFL career, Patrick pledged money for the Baltimore Ravens/Police Athletic League Challenge of Champions, modeled in a Tommy Hilfiger Fashion Show to help raise money for the Living Classrooms Foundation of Baltimore, an educational program that targets at-risk youth, and also spearheaded the fifth annual “Baltimore Reads Books for Kids Day” at Baltimore Polytechnic High School in 2000, helping the group collect nearly 25,000 children’s books that were distributed to low-income families. Patrick was a two-sport athlete at the University of Oregon, excelling in both football and track, winning numerous awards and championships during his collegiate athletic career. As an Olympic caliber sprinter, Johnson won the Pac-10 Championships in the 400 meters, an NCAA All-American at 100 and 200 meters, and defeated the legendary Carl Lewis in a 100-meter race at the Drake Relays in 1995. As all Pacific – 10 / All American wide receiver and kick returner at Oregon, he was Offensive MVP of the 1997 Las Vegas Bowl and was also a member of UO’s 1994 Rose and 1995 Cotton Bowl teams. Johnson was inducted into the University of Oregon Athletics Hall of Fame for both sports in 2014, and was the 42nd overall pick in the 1998 NFL draft. Johnson also earned a Super Bowl ring when the Baltimore Ravens defeated the New York Giants 34 -17 in Super Bowl XXXV.

Gary Fewell. Mr. Fewell, age 55, was initially appointed as the Chief Operating Officer and Director of the Company on April 27, 2015. Prior to Gary’s involvement with the Company he consulted from January, 2010 until his appointment as Chief Operating Officer and board member of Victura Construction from March 2014 to current. Gary has benefitted from the mentorship of highly recognized oil and gas professionals for over 15 years, during which time he coordinated a number of oil and gas projects from conception through completion. He specializes in identifying potential long-term growth opportunities and in developing upstream projects in oil and gas development. Gary has more than 20 years of relevant experience in both management and work environments ranging from Fortune 500 companies to start-up businesses. He has extensive experience in financial analysis, procurement, budget management, and all phases of project development.

Business Experience

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years except as noted below:

1.any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

RELATED PARTY NOTE HOLDERS:

NAME	AMOUNT	OFFICER/ DIRECTOR	SHAREHOLDER

P. Johnson	-	YES	YES
G. Fewell	-	YES	YES

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

(a)The following exhibits are included as part of this report:

Exhibit Number	Title of Document
31.1	Sec.302 Certification of CEO/CFO
32.1	Sec.906 Certification of CEO/CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHERUBIM INTERESTS, INC.

/s/ Patrick Johnson
Dated: August 9, 2017	By: Patrick Johnson, Chief Executive Officer, and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick Johnson	Chief Executive Officer, Chief Financial Officer and Director	August 9, 2017
Patrick Johnson

/s/ Gary Fewell	Director	August 9, 2017
Gary Fewell